Form 10-Q
period 1995-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1995-08-11
CIK 354626

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)






August 11, 1995




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-Q Edgar for Quarter Ended June 30, 1995 File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,






Marie D. Ricciardi
Assistant Controller








BFAA-10Q2.DOC

                       UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                         FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 EXCHANGE ACT

      For the quarterly period ended June 30, 1995

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from to


For Quarter Ended June 30, 1995       Commission file number 0-10057


                  Boston Financial Apartments Associates, L.P.
             (Exact name of registrant as specified in its charter)


            Delaware                               04-2734133
  (State or other jurisdiction of       (I.R.S. Employer Identification
  incorporation or organization)           No.)

   101 Arch Street, Boston, Massachusetts           02110-1106
   (Address of principal executive offices)         (Zip Code)


(Registrant's telephone number, including area code) (617) 439-3911


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X  No .

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)


                                 BALANCE SHEETS

                                                                       June 30,           December 31,
                                                                         1995                1994
                                                                     (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                      $   184,637            $   350,435
   Interest receivable                                                 14,423                 11,300
   Other current assets                                                 1,505                  4,518
                                                                        -----


         Total current assets                                         200,565                366,253

Marketable securities, at fair value (Note 1)                         936,957              1,024,156

Investment in Local Limited Partnerships (Note 2)                           -                 68,515
                                                                            -                 ------
         Total Assets                                             $ 1,137,522            $ 1,458,924
                                                                  = =========            = =========

Liabilities and Partners' Deficiency

Current liabilities:
   Accounts payable to affiliate                                  $    21,701            $    10,251
   Accounts payable and accrued expenses                               34,246                 37,892
   Deferred credit (Note 2)                                                 -                450,000
   Note payable and accrued interest                                1,141,250              1,113,750
                                                                    ---------              ---------
         Total current liabilities                                  1,197,197              1,611,893

Note payable and accrued interest (Note 2)                                   -                685,833
                                                                            -                -------
         Total Liabilities                                          1,197,197              2,297,726

Partners' Deficiency                                                  (59,675)              (838,802)
                                                                      -------               --------
         Total Liabilities and Partners' Deficiency               $ 1,137,522            $ 1,458,924
                                                                  = =========            = =========

The accompanying notes are an integral part of these financial statements.

                     STATEMENTS OF OPERATIONS
                           (Unaudited)
     For the Three and Six Months Ended June 30, 1995 and 1994

                                                   Three Months Ended                       Six Months Ended
                                                June 30,         June 30,               June 30,         June 30,
                                                  1995             1994                   1995             1994
                                                  ----             ----                   ----             ----


Revenue:
   Distribution                                $   100,301     $    59,967            $   217,008       $   80,872
   Investment and other                             13,888           1,761                 28,965            3,013
                                                    ------           -----                 ------            -----
      Total Revenue                                114,189          61,728                245,973           83,885
                                                   -------          ------                -------           ------

Expenses:
   General and administrative (includes
     reimbursements to affiliate in the
     amounts of $43,266 and $33,946
     in 1995 and 1994, respectively)                37,193          31,767                 67,325           68,836
   Interest                                         13,750          21,250                 27,500           42,500
   Asset management fee, related party              10,030           5,997                 21,701           10,098
                                                    ------           -----                 ------           ------
      Total Expenses                                60,973          59,014                116,526          121,434
                                                    ------          ------                -------          -------

Income (Loss) before equity in losses
   of Local Limited Partnerships, forgiveness
   of indebtedness and gain on sale                 53,216           2,714                129,447          (37,549)

Equity in losses of Local Limited
   Partnerships                                          -         (26,409)               (68,515)         (26,883)

Forgiveness of indebtedness (Note 2)                     -               -                685,833                -

Gain on sale (Note 2)                                    -               -                657,940                -
                                                   -------         -------              ---------          -------
Net Income (Loss)                              $    53,216     $   (23,695)           $ 1,404,705       $  (64,432)
                                               =    ======     =   =======            = =========       =  =======

Net Income (Loss) allocated:
   To General Partners                         $     2,661     $    (1,185)           $    16,484       $   (3,222)
   To Limited Partners                              50,555         (22,510)             1,388,221          (61,210)
                                                    ------         -------              ---------          -------
                                               $    53,216     $   (23,695)           $ 1,404,705       $  (64,432)
                                               =    ======     =   =======            = =========       =  =======

Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                         $      2.31     $     (1.03)           $     63.35       $    (2.79)
                                               =      ====     =     =====            =     =====       =    =====

The accompanying notes are an integral part of these financial statements.

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                                  (Unaudited)
                     For the Six Months Ended June 30, 1995

                                                                                  Net
                                                                              Unrealized
                                          General             Limited            Gains
                                         Partners            Partners          (Losses)               Total

Balance at December 31, 1995            $(1,008,976)        $   195,362         $(25,188)         $  (838,802)

Cash Distribution                                 -            (657,450)               -             (657,450)

Unrealized gain on
   marketable securities
   available for sale                             -                   -           31,872               31,872

Net Income                                   16,484           1,388,221                -            1,404,705
                                             ------           ---------            -----             ---------
Balance at June 30, 1995               $   (992,492)        $   926,133         $  6,684          $   (59,675)
                                       =   ========         =   =======         =  =====          =   =======

The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                For The Six Months Ended June 30, 1995 and 1994

                                                                      1995                    1994
                                                                      ----                    ----

Net cash provided by (used for) operating activities             $    607,176            $    (45,133)
                                                                 -    -------            -    -------

Cash flows from investing activities:
   Purchases of marketable securities                                (564,241)               (640,086)
   Proceeds from sales and maturities of
     marketable securities                                            681,709                 736,749
   Deferred Credit                                                   (450,000)                      -
   Cash distributions received from Local
     Limited Partnerships                                             217,008                 100,983
                                                                      -------                 -------
      Net cash provided by (used for) investing activities           (115,524)                197,646
                                                                     --------                 -------

Cash flow from financing activities:
   Cash distribution                                                 (657,450)                      -
                                                                     --------                 -------
      Net cash used for financing activities                         (657,450)                      -
                                                                     --------                 -------

Net increase (decrease) in cash and cash equivalents                 (165,798)                152,513

Cash and cash equivalents, beginning                                  350,435                  70,103
                                                                      -------                  ------

Cash and cash equivalents, ending                                $    184,637            $    222,616
                                                                 =    =======            =    =======

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)

                       Notes to the Financial Statements
                                  (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended December 31, 1994. In the opinion of management, these financial statements
include  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.


1.   Marketable Securities

A summary of marketable securities is as follows:

                                         Gross     Gross
                                      Unrealized  Unrealized  Fair
                               Cost       Gains     Losses    Value

Debt securities issued by the US
   Treasury and other US government
   corporation and agencies   $492,624  $8,096   $    -    $500,720

Mortgage backed securities     246,051   1,249   (3,451)    243,849

Other debt securities          191,598   1,626     (836)    192,388
                               -------   -----     ----     -------

Balance at June 30, 1995      $930,273 $10,971  $(4,287)   $936,957
                              ======= = =====   =======    =======


Debt securities issued by the US
   Treasury and other US government
   corporations and agencies   $562,213    $947  $(7,639)    $555,521

Mortgage backed securities      255,807      64  (13,714)     242,157

Other debt securities           231,324       -   (4,846)     226,478
                                -------   ------  -------     -------

Balance at December 31, 1994 $1,049,344  $1,011 $(26,199) $ 1,024,156
                            = =========   =====   ======== = =========

                                  (Unaudited)

1.   Marketable Securities (continued)

The contractual maturities at June 30, 1995 are as follows:

                                                              Fair
                                          Cost                Value

Due in one year or less            $     44,424         $    45,133
Due in one year to five years           639,798             647,975
Mortgage backed securities              246,051             243,849
                                        -------             -------
                                   $    930,273         $   936,957
                                   =    =======         =   =======

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $682,000 during the six months ended June 30, 1995. Gross gains of $2,425 and gross losses of $4,028 were realized on these sales.


2.   Investment in Local Limited Partnerships

As of June 30, 1995 and December 31, 1994, the Partnership's investments in Local Limited Partnerships, at cost, were as follows:

                      Capital Contributions  Total         Cash
                          and Related        Equity     Distributed    Net
     Local Limited      Acquisition Costs    in Loss   (Cumulative) Investment
      Partnerships        (Cumulative)     (Cumulative)     (1)     at Equity

Bear Creek               $  796,556         $   (290,570)  $(505,986)    $ -
Buttonwood Tree           1,482,996           (1,482,996)         -       -
Captain's Landing         1,057,682           (1,057,682)         -       -
Chelsea Village           2,076,589           (2,076,589)         -       -
Mountain View               422,593             (422,593)         -       -
Oakdale Manor             1,522,621           (1,522,621)         -       -
Oakwood Terrace             614,643             (614,643)         -       -
Overland Station          1,232,286           (1,232,286)         -       -
Park Hill                   825,501             (731,096)    (94,405)      -
Pheasant Ridge            1,050,237             (997,734)    (52,503)      -
The Woods of Castleton    2,025,681           (2,025,681)         -       -
Westpark Plaza            1,846,469           (1,115,914)   (730,555)     -
Woodbridge                1,077,161           (1,077,161)          -      -
Woodmeade South           1,619,452           (1,619,452)          -      -
Youngstoun                  935,861             (935,861)          -      -
                            -------             --------     --------  -----
Subtotal                18,586,328           (17,202,879) (1,383,449)      -

Less dispositions:
Overland Station         (1,232,286)           1,232,286           -       -
Captain's Landing        (1,057,682)           1,057,682           -       -
Oakwood Terrace            (614,643)             614,643           -       -
                           --------              -------     --------  ------                -

Balance at
June 30, 1995         $  15,681,717         $(14,298,268) $ (1,383,449) $   -
                         ==========          ===========    ==========   ====
Balance at
December 31, 1994     $  16,914,003         $(15,679,047) $ (1,166,441) $68,515
                      =  ==========         = ===========   = ========== ======    =      ======

                                  (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

  (1) Included in cash distributed is cumulative distribution income of $771,644 which was received from four
         Local Limited Partnerships with carrying values of zero.

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - June 30, 1995 (Unaudited)

Assets:
   Investment property, net                               $  35,367,320
   Current assets                                             1,582,834
   Other assets                                               4,096,137
                                                              ---------
         Total Assets                                     $  41,046,291
                                                          =  ==========

Liabilities and Partners' Deficiency:
   Long-term debt                                         $  55,521,948
   Current liabilities                                        6,233,891
   Other liabilities                                          4,236,000
                                                              ---------
         Total Liabilities                                   65,991,839

   Partners' Deficiency                                     (24,945,548)
                                                            -----------
         Total Liabilities and Partners' Deficiency       $  41,046,291
                                                          =  ==========

Summarized Income Statements - For the
Six Months Ended June 30, 1995 (Unaudited)

Rental and other income                                   $   5,877,448
                                                          -   ---------

Expenses:
   Operating                                                  3,477,574
   Interest                                                   2,215,398
   Depreciation and amortization                              1,010,544
                                                              ---------
         Total Expenses                                       6,703,516

Net Loss                                                  $    (826,068)
                                                          =    ========

Partnership's share of net loss                           $    (808,728)
                                                          =    ========

Other Partners' share of net loss                         $     (17,340)
                                                          =     =======

For the six months ended June 30, 1995, the Partnership has not recognized $740,213 of equity in losses relating to thirteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments.

                                  (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership received total proceeds of $657,940, which returned a portion of the Partnership's original cash investment. In addition, the Partnership was relieved of note payable and accrued interest obligations of $685,833. On August 25, 1994, the Partnership received a partial payment of the sales proceeds of $450,000. This amount had been classified as a deferred credit until the sale occurred and upon the execution of the agreement was included in the Gain on sale.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1995, the Partnership had cash and cash equivalents of $184,637 compared with $350,435 at December 31, 1994. The $165,798 decrease in cash and cash equivalents is partly a result of cash distributions paid to limited partners of $657,450 in excess of cash distributions received from Local Limited Partnerships of $217,008, and cash flow from operations.

The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership received total proceeds of $657,940, which returned a portion of the Partnership's original cash investment. In addition, the Partnership was relieved of note payable and accrued interest obligations of $685,833. On August 25, 1994, the Partnership received a partial payment of the sales proceeds of $450,000. This amount had been classified as a deferred credit until the sale occurred and upon the execution of the agreement was included in the Gain on sale.

At June 30, 1995, approximately $1,066,000 has been reserved and is invested in various securities. The reserves as defined in the Partnership Agreement were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate in order to protect its investment.

As of June 30, 1995, investment in Local Limited Partnerships decreased to zero from $68,515 at December 31, 1994. This decrease is attributable to equity in losses and cash distributions, net of distribution income from the Local Limited Partnerships.

The General Partner is currently attempting to negotiate an extension with the lender of the Oakdale Manor note payable due on April 1, 1995. However, no assurances can be made that the Partnership will be able to negotiate an extension on terms acceptable to both parties. If the General Partner is unable to negotiate an extension, it is prepared to relinquish its limited partnership interest in Oakdale to the lender. If the Partnership does relinquish its interest in Oakdale, this will have no effect on the Partnership's financial statements.

Since the Partnership has invested as a limited partner in all Local Limited Partnerships, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. At June 30, 1995, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1995, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the six months ended June 30, 1995 resulted in net income of $1,404,705 as compared to a net loss of $64,432 for the same period in 1994. The change to a net income position is primarily attributable to a $657,940 gain recognized on the sale of the Partnership's interest in Overland Station Investment Company and a $685,800 gain realized on the forgiveness of indebtedness of the Overland Station note payable and accrued interest. In addition, the Partnership received larger cash distributions from Local Limited Partnerships whose investment balances were zero at June 30, 1995. Partially offsetting these increases was an increase in the equity in losses of Local Limited Partnerships.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The Partnership's results of operations for the three months ended June 30, 1995 resulted in a net income of $53,216 as compared to a net loss of $23,695 for the same period in 1994. The change to a net income position is primarily attributable to an increase in distribution income received from Local Limited Partnerships whose investment balances were zero and a decrease in equity in losses of Local Limited Partnerships for the comparable three month periods. The decrease in equity in losses of Local Limited Partnerships is the result of the carrying value of the investments in all Local Limited Partnerships being equal to zero for the three months ended June 30, 1995. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses are suspended and will be offset against future income.

Property Discussions

HUD has a new program to sell all performing and non-performing mortgages in a public auction process that is scheduled to take place on a region-by-region basis over the next few years. The mortgages of Woodmeade South Apartments and Mountain View Apartments were included in the South East Region auction during the first quarter of 1995. The continued feasibility of these properties may depend on the ability of the local general partner or the Partnership or their respective affiliates to purchase the mortgages or to negotiate a satisfactory arrangement with the buyer. The mortgages of the Oakdale Manor, Woods of Castleton, and Chelsea Village may be included in a future auction.

The local general partner of Woodmeade South Apartments and Mountain View Apartments reported that it filed for bankruptcy protection of these two properties during the first quarter of 1995. These bankruptcy filings appear to be related to the above described HUD mortgage auctions. It is not currently clear whether these bankruptcy filings will have any adverse impact on the two local limited partnerships. These filings will not result in a material loss for the Partnership since the Partnership's carrying value of these investments is zero.

Buttonwood Tree Apartments, located in Wichita, Kansas, continues to be affected by a weakened rental market with occupancy at approximately 83% resulting in an operating deficit for the second quarter of 1995. The Local General Partner is looking at alternatives to increase occupancy.

Woodbridge Apartments II, located in Bloomington, Indiana, has been operating at a deficit. The property refinanced its mortgage with HUD in 1994 which resulted in a reduction of the interest rate to 8.75% from 9.75%. As of June 30, 1995, the property was 93% occupied.

Youngstoun Apartments II, located in Hagerstown, Maryland, completed the refinancing of its mortgage in late 1992. The lower interest rate obtained through the refinancing has allowed the property to operate above break-even in the past; however, the property has experienced a low level of occupancy through the second quarter of 1995 resulting in an operating deficit.

Pheasant Ridge, located in Moline, Illinois, continues to experience strong occupancy and operated above break-even for the second quarter of 1995.

Bear Creek Apartments in Asheville, North Carolina, Park Hill Apartments in Lexington, Kentucky and Westpark Plaza in Chico, California have generated steady cash flow and have made distributions of excess cash in past years. These properties continue to operate satisfactorily and management believes they will continue to distribute cash to the Partnership, although no assurance can be given in this regard.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Property Dispositions

The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. See Note 2 in the Financial Statements for further details.

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




BOSTON FINANCIAL APARTMENTS
ASSOCIATES, L.P.

By:         BFTG Residential Properties, Inc.
            its Managing General Partner





Dated:  August 11, 1995

By:         Fred N. Pratt, Jr.
            President, Chief Executive Officer
            and Director