Form 10-Q
period 1995-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1995-12-01
CIK 354626

 December 1, 1995









Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312





Re:	Boston Financial Apartments Associates, L.P.
        Report on Form 10-Q Edgar for Quarter Ended September 30, 1995 File No. 0-10057



Dear Sir/Madam:



Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.


Very truly yours,


Marie D. Ricciardi
Assistant Controller











BFAA-10Q3.DOC

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



For the quarterly period ended        September 30, 1995

                            OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


For Quarter Ended   September 30, 1995 Commission file number 0-10057


            Boston Financial Apartments Associates, L.P.
         (Exact name of registrant as specified in its charter)


Delaware                                      04-2734133
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


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
                       (A Limited Partnership)

                          BALANCE SHEETS

                                September 30,           December 31,
                                   1995                    1994
                                (Unaudited)

Assets

Current assets:
 Cash and cash equivalents          $  100,492           $   350,435
 Interest receivable                    13,243                11,300
 Other current assets                        -                 4,518
   Total current assets                113,735               366,253



Marketable securities, at fair value (Note 1)
                                       998,850             1,024,156

Investment in Local Limited Partnerships (Note 2)
                                             -                68,515
   Total Assets                    $ 1,112,585           $ 1,458,924


Liabilities and Partners' Deficiency

Current liabilities:

  Accounts payable to affiliate    $    6,648            $   14,233
  Accounts payable and accrued expenses21,297                33,910
  Deferred credit                            -               450,000
  Note payable and accrued interest 1,155,000             1,113,750
    Total current liabilities       1,182,945             1,611,893

Note payable and accrued interest (Note 2)  -               685,833
    Total Liabilities               1,182,945              2,297,726

Partners' Deficiency                  (70,360)              (838,802)
  Total Liabilities and Partners'
    Deficiency                     $ 1,112,585           $ 1,458,924


                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                         (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                              (Unaudited)
            For the Three and Nine Months Ended September 30, 1995 and 1994

                    Three Months Ended                 Nine Months Ended
                September 30,   September 30,   September 30,   September 30,

                      1995           1994               1995         1994

Revenue:
  Distribution      $   18,030  $       -       $    235,038     $  80,872
  Investment and other  13,610      6,602             50,515         9,615
    Total Revenue       31,640      6,602            285,553        90,487

Expenses:

  Loss on sale of
  Local Limited Partnership  -         -           1,803,196            -
  General and administrative (includes
  reimbursements to affiliates in the
  amounts of $53,898 and $57,909 in
  1995 and 1994, respectively)
                        27,578     30,603             94,903        99,439
  Interest              13,750     21,250             41,250        63,750
  Asset management fees,
  related party          1,803          -             23,504        10,098
    Total Expenses      43,131     51,853          1,962,853       173,287

Loss before equity in income
 (losses) of Local Limited
 Partnerships and forgiveness
 of indebtedness       (11,491)   (45,251)        (1,677,300)      (82,800)

Equity in income (losses) of Local
 Limited Partnerships        -   (128,705)         2,962,193      (155,588)

Forgiveness of indebtedness
 (Note 2)                    -          -            108,321             -

Net Income (Loss)  $   (11,491) $(173,956)       $ 1,393,214   $  (238,388)


Net Income (Loss) allocated:
 To General Partners  $  (574)   $       (8,698) $    65,328   $   (11,919)
 To Limited Partners  (10,917)         (165,258)   1,327,886      (226,469)
                     $(11,491)   $     (173,956) $ 1,393,214   $  (238,388)

Net Income (Loss) per Limited
 Partnership Unit
 (21,915 Units)      $ (0.49)    $        (7.54) $     60.59   $   (10.33)


                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                      (A Limited Partnership)

           STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                            (Unaudited)
              For the Nine Months Ended September 30, 1995

                                                     Net
                                                  Unrealized
                         General         Limited    Gains
                         Partners       Partners   (Losses)     Total
 Balance at
 December 31, 1994 $  (1,008,976)     $  195,362 $ (25,188) $ (838,802)

Cash distribution             -         (657,450)        -    (657,450)

Net unrealized gains on
 marketable securities
 available for sale           -                -    32,678      32,678

Net Income               65,328        1,327,886         -   1,393,214

Balance at September
 30, 1995         $    (943,648)      $  865,798 $   7,490  $ (70,360)

                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                         (A Limited Partnership)


                        STATEMENTS OF CASH FLOWS
                             (Unaudited)
            For the Nine Months Ended September 30, 1995 and 1994


                                                 1995        1994
Net cash used for operating activities     $   (82,325)  $   (62,866)

Cash flows from investing activities:
  Purchases of marketable securities           (860,880)   (1,053,226)
  Proceeds from sales and maturities
    of marketable securities                    915,674     1,019,477
  Investments in Local Limited Partnerships           -       (25,000)
  Deferred credit                              (450,000)      450,000
  Cash distributions received from Local
    Limited Partnerships                       1,462,550      100,983

Net cash provided by investing activities      1,067,344      492,234

Cash flows from financing activities:
  Cash distributions                            (657,450)    (109,575)
  Payment of note payable and accrued interest  (577,512)           -
Net cash used for financing activities        (1,234,962)    (109,575)

Net increase (decrease) in cash and
cash equivalents                                (249,943)     319,793

Cash and cash equivalents, beginning             350,435       70,103

Cash and cash equivalents, ending       $        100,492 $    389,896


                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A LIMITED PARTNERSHIP)

                       Notes to the Financial Statements
                                 (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended December 31, 1994. In the opinion of management, these financial statements include all adjustments, consisting only of no rmal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.





1. 	Marketable Securities



A summary of marketable securities is as follows:


                                     Gross          Gross
                                     Unrealized     Unrealized       Fair
                           Cost        Gains          Losses         Value
Debt securities issued by the US
  Treasury and other US government
  corporations and agencies
                    $      715,011 $    6,465    $   (290)   $       721,186


Mortgage backed securities 102,222        219            -           102,441

Other debt securities      174,127      1,688         (592)          175,223

Balance at September 30, 1995
                    $      991,360 $    8,372    $    (882)  $      998,850


Debt securities issued by the US
  Treasury and other US government
  corporations and agencies
                    $      562,213  $      947     $  (7,639)  $     555,521

Mortgage backed securities 255,807          64       (13,714)        242,157

Other debt securities      231,324           -        (4,846)        226,478

Balance at December 31, 1994
                    $    1,049,344 $     1,011     $ (26,199)  $   1,024,156

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                          (A Limited Partnership)

                 Notes to the Financial Statements (continued)
                                    (Unaudited)



1. 	Marketable Securities (continued)

The contractual maturities at September 30, 1995 are as follows:

                                                        Fair
                                Cost                    Value


Due in one year or less $       50,095         $       50,195
Due in one year to five years  839,043                846,214
Mortgage backed securities     102,222                102,441
                        $      991,360         $      998,850

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $916,000 during the nine months ended September 30, 1995. Gross gains of $4,284 and gross losses of $7,474 were realized on these sales.

2. Investment in Local Limited Partnerships



As of September 30, 1995 and December 31, 1994, the Partnership's investments in Local Limited Partnerships, at cost, were as follows:

                Capital Contributions   Total     Cash
                and Related              Equity   Distributed     Net
Local Limited   Acquisition Costs       in Losses  (Cumulative) Investment
Partnerships    (Cumulative)           (Cumulative)    (1)      at Equity


Bear Creek            $ 796,556        $  (290,570) $   (505,986)    $  -
Buttonwood Tree       1,482,996         (1,482,996)            -        -
Captain's Landing     1,057,682         (1,057,682)            -        -
Chelsea Village       2,076,589         (2,076,589)            -        -
Mountain View           422,593           (422,593)            -        -
Oakdale Manor         1,522,621         (1,522,621)            -        -
Oakwood Terrace         614,643           (614,643)            -        -
Overland Station      1,232,286             (4,774)   (1,227,512)       -
Park Hill               825,501           (713,066)     (112,435)       -
Pheasant Ridge        1,050,237           (997,734)      (52,503)       -
The Woods of Castleton2,025,681         (2,025,681)            -        -
Westpark Plaza        1,846,469         (1,115,914)     (730,555)               -
Woodbridge            1,077,161         (1,077,161)            -        -
Woodmeade South       1,619,452         (1,619,452)            -        -
Youngstoun              935,861           (935,861)            -        -
 Subtotal            18,586,328        (15,957,337)   (2,628,991)       -


Less dispositions:
Overland Station     (1,232,286)             4,774     1,227,512        -
Captain's Landing    (1,057,682)         1,057,682             -        -
Oakwood Terrace        (614,643)           614,643             -        -
Balance at
September 30, 1995 $ 15,681,717      $ (14,280,238)  $(1,401,479) $     -

Balance at
December 31, 1994  $ 16,914,003      $ (15,679,047)  $(1,166,441) $ 68,515

                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
               Notes to the Financial Statements (continued)
                              (Unaudited)
2. Investment in Local Limited Partnerships (continued)

(1) Included in cash distributed is cumulative distribution income of $789,674 which was received from four Local Limited Partnerships with carrying values of zero.

     Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:



Summarized Balance Sheets - September 30, 1995 (Unaudited)


Assets:
 Current assets          $ 2,061,098
 Other assets              4,147,934
 Investment property, net 34,745,216
      Total Assets       $40,954,248



Liabilities and Partners' Deficiency:

Current liabilities     $  6,582,791
Other liabilities          4,448,574
Long-term debt            55,447,588
      Total Liabilities   66,478,953

Partners' Deficiency     (25,524,705)

Total Liabilities and
Partners' Deficiency   $  40,954,248



Summarized Income Statements - For the
Nine Months Ended September 30, 1995 (Unaudited)

Rental and other income $  8,929,798

Expenses:
  Operating                5,398,902
  Interest                 3,308,200
  Depreciation and
  amortization             1,507,021
     Total Expenses       10,214,123
Net Loss                $ (1,284,325)

Partnership's share of
 net loss               $ (1,258,460)
Other Partners' share of
 net loss               $    (25,865)


For the nine months ended September 30, 1995, the Partnership has not recognized $1,189,945 of equity in losses relating to thirteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments.

               BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                      (A Limited Partnership)
                Notes to the Financial Statements (continued)
                              (Unaudited)



2.Investment in Local Limited Partnerships (continued)

The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership has recognized $3,049,335 of equity in income. This amount was offset by the recognition of $18,627 of previously unrecognized equity in losses.
Also, as a result of the sale, the Partnership has recognized a loss on the sale of Overland Station in the amount of $1,803,196. This amount represents the Local Limited Partnership's net book value on the Partnership's book s.



The Partnership received sales proceeds in the amount of $1,227,512. The Partnership used a portion of the sales proceeds to pay down $577,512 of an acquisition note payable and accrued interest which totaled $685,842. The $108,821 balance of these obligations has been forgiven and is recorded as such on the Partnership's financial statements. The Partnership has distributed the balance of the sales proceeds plus accrued interest in the amount of $657,450. This distribution represents a return of a port ion of the Partnership's original cash investment in Overland Station.

              BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                       (A Limited Partnership)
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash and cash equivalents of $100,492 compared with $350,435 at December 31, 1994. The decrease in cash and cash equivalents is due to purchases of marketable securities and cash distributions paid to limited partners, offset by proceeds received from the sales of marketable securities, cash provided by operations, and cash distributions received from Local Limited Partnerships.

The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership has recognized $3,049,335 of equity in income. This amount was offset by the recognition of $18,627 of previously unrecognized equity in losses.
Also, as a result of the sale, the Partnership has recognized a loss on the sale of Overland Station in the amount of $1,803,196. This amount represents the Local Limited Partnership's net book value on the Partnership's book s.

The Partnership received sales proceeds in the amount of $1,227,512. The Partnership used a portion of the sales proceeds to pay down $577,512 of an acquisition note payable and accrued interest which totaled $685,842. The $108,821 balance of the obligations has been forgiven and is recorded as such on the Partnership's financial statements. The Partnership has distributed the balance of the sales proceeds plus accrued interest in the amount of $657,450. This distribution represents a return of a portio n of the Partnership's original cash investment in Overland Station.

At September 30, 1995, approximately $1,071,000 has been reserved and is invested in various securities. The reserves as defined in the Partnership Agreement were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate in order to protect its investment.

As of September 30, 1995, investment in Local Limited Partnerships decreased to zero from $68,515 at December 31, 1994. This decrease is attributable to equity in losses and cash distributions, net of distribution income from the Local Limited Partnerships.

The General Partner is currently attempting to negotiate an extension with the lender of the Oakdale Manor note payable which was due on April 1, 1995. However, no assurances can be made that the Partnership will be able to negotiate an extension on terms acceptable to both parties. If the General Partner is unable to negotiate an extension, it is prepared to relinquish its limited partnership interest in Oakdale to the lender. If the Partnership does relinquish its interest in Oakdale, this will have no effect on the Partnership's financial statements.

Since the Partnership has invested as a limited partner in all Local Limited Partnerships, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. At September 30, 1995, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1995, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

              BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                       (A Limited Partnership)
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Partnership's results of operations for the three and nine months ended September 30, 1995 resulted in a net loss of $11,491 and net income of $1,393,214 as compared to net losses of $173,956 and $238,388 for the same period in 1994. The change to a net income position during the comparable nine month periods is primarily attributable to equity in income recognized as a result of the sale of Overland Station and forgiveness of indebtedness on the Overland Station note payable and accrued interest. The se amounts were partially offset by a loss on sale in the amount of $1,803,196, which represented the Local Limited Partnership's net book value on the Partnership's books. In addition, the Partnership received cash distributions from Local Limited Partnerships whose investment balances were zero at September 30, 1995.

The improved net loss position during the comparable three month periods is attributable to a decrease in equity in losses of Local Limited Partnerships and to distribution income received from Local Limited Partnerships in the current year.

The equity in losses of Local Limited Partnerships was reduced to zero due to cumulative losses in excess of the investment in the Local Limited Partnerships. Distribution income was received from some Local Limited Partnerships due to improved occupancies which generated excess cash for distribution. Please refer to the Property Discussions section for more information on the property operations.

Property Discussions

HUD has a new program to sell all performing and non-performing mortgages in a public auction process that is scheduled to take place on a region-by-region basis over the next few years. The mortgages of Woodmeade South Apartments and Mountain View Apartments were included in the South East Region auction during the first quarter of 1995. The continued feasibility of these properties may depend on the ability of the local general partner or the Partnership or their respective affiliates to purchase the mo rtgages or to negotiate a satisfactory arrangement with the buyer. The mortgages of the Oakdale Manor, Woods of Castleton, and Chelsea Village may be included in a future auction.

The local general partner of Woodmeade South Apartments and Mountain View Apartments reported that it filed for bankruptcy protection for these two properties during the first quarter of 1995. These bankruptcy filings appear to be related to the above described HUD mortgage auctions. It is not currently clear whether these bankruptcy filings will have any adverse impact on the two Local Limited Partnerships.

Buttonwood Tree Apartments, located in Wichita, Kansas, continues to be affected by a weakened rental market with occupancy at approximately 81% resulting in an operating deficit for the second quarter of 1995. The Local General Partner is working on various alternatives to increase occupancy. As of September 30, 1995, the property was 92% occupied.

Woodbridge Apartments II, located in Bloomington, Indiana, has been operating at a deficit. The property refinanced its mortgage with HUD in 1994 which resulted in a reduction of the interest rate to 8.75% from 9.75%. As of September, 1995, the property was 95% occupied.

Youngstoun Apartments II, located in Hagerstown, Maryland, completed the refinancing of its mortgage in late 1992. The lower interest rate obtained through the refinancing has allowed the property to operate above break-even in the past; however, the property has experienced a low level of occupancy through the third quarter of 1995 resulting in an operating deficit.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                          (A Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Pheasant Ridge, located in Moline, Illinois, continues to experience strong occupancy and operated above break-even through the third quarter of 1995.

Westpark Plaza, located in Chico, California, has made distributions of excess cash in past years, but has been operating below break-even during the past six months due to lower occupancy and higher turnover costs.
The Local General Partner expects operations to improve as occupancy has risen to 98% at September 30, 1995.

Bear Creek Apartments in Asheville, North Carolina and Park Hill Apartments in Lexington, have generated steady cash flow and have made distributions of excess cash in past years. These properties continue to operate satisfactorily and management believes they will continue to distribute cash to the Partnership, although no assurance can be given in this regard.


Property Dispositions

The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. Please refer to Note 2 in the Financial Statements for further details.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                        (A Limited Partnership)


PART II OTHER INFORMATION



Items 1-5	Not applicable

Item 6  Exhibits and reports on Form 8-K

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                        (A Limited Partnership)


                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





BOSTON FINANCIAL APARTMENTS
ASSOCIATES, L.P.

By:     BFTG Residential Properties, Inc.
        its Managing General Partner


        /s/ Fred N. Pratt, Jr.                     December 1, 1995
By:     Fred N. Pratt, Jr.
	President, Chief Executive Officer
	and Director