Form 10-Q/A
period 1995-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1995-12-04
CIK 354626

December 4, 1995





Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:	Boston Financial Apartments Associates, L.P.
	Report on Form 10-Q/A Edgar for Quarter Ended March 31, 1995
	File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,


Marie D. Ricciardi
Assistant Controller

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-Q/A

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995    [   ]       TRANSITION
REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from              to
For Quarter Ended March 31, 1995     Commission file number 0-10057
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
                      (A Limited Partnership)

                       BALANCE SHEETS


                                             March 31,        December 31,
                                               1995              1994
                                            (unaudited)
Assets
Current assets:
Cash and cash equivalents                    $       -       $    350,435
Interest receivable                                12,099          11,300
Other current assets                                3,012           4,518
  Total current assets                             15,111         366,253

Marketable securities, at fair value (Note 1)   1,053,151       1,024,156
Investment in Local Limited Partnerships (Note 2)       -          68,515
  Total Assets                               $  1,068,262    $  1,458,924

Liabilities and Partners' Deficiency

Accounts payable to affiliate                      42,243          10,251
Accounts payable and accrued expenses              29,823          37,892
Deferred credit                                         -         450,000
Note payable and accrued interest               1,127,500       1,113,750
  Total current liabilities                     1,199,566       1,611,893

Note payable and accrued interest (Note 2)              -         685,833
  Total Liabilities                             1,199,566       2,297,726

Partners' Deficiency                             (131,304)       (838,802)
  Total Liabilities and Partners' Deficiency   $1,068,262    $   1,458,924

               BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                      (A Limited Partnership)

                     STATEMENTS OF OPERATIONS
                           (unaudited)
             For the Three Months Ended March 31, 1995 and 1994

                                                     1995          1994
 Revenue:
    [S]                                              [C]           [C]
   Distribution                               $    116,707   $     20,905
   Investment and other                             23,017          1,252
     Total Revenue                                 139,724         22,157

Expenses:
  Loss on sale of Local Limited Partnership      1,803,196              -
  General and administrative (includes
   reimbursements to affiliate in the
   amounts of $15,209 and $15,635)                  30,132         37,069
  Interest                                          13,750         21,250
  Asset management fee - related party              11,671          4,101
     Total Expenses                              1,858,749         62,420

Loss before equity in income (losses)
of Local Limited Partnerships
and forgiveness of indebtedness                 (1,719,025)       (40,263)

Equity in income (losses) of
Local Limited Partnerships                       2,962,193           (474)
Forgiveness of indebtedness (Note 2)               108,321              -
Net Income (Loss)                           $    1,351,489   $    (40,737)

Net Income (Loss) allocated:
        To General Partners                 $       63,242   $     (2,037)
        To Limited Partners                      1,288,247        (38,700)
                                            $    1,351,489   $    (40,737)

Net Income (Loss) per Limited Partnership Unit
        (21,915 Units)                              $58.78         $(1.77)
[/TABLE]

                     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                              (A Limited Partnership)


                STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                  (unaudited)
                     For the Three Months Ended March 31, 1995

                                                        Unrealized
                                General        Limited    Gains
                                Partners       Partners   (Losses)    Total                    Total
Balance at December 31, 1994    $(1,008,976) $ 195,362  $ (25,188)$ (838,802)
Cash distribution                         -   (657,450)         -   (657,450)
Unrealized gain on marketable
  securities available for sale           -          -     13,459     13,459
Net income                           63,242  1,288,247          -  1,351,489
Balance at March 31, 1995       $  (945,734) $ 826,149  $ (11,729)$ (131,304)

                      BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                              (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                                 (unaudited)
                     For The Three Months Ended March 31, 1995 and 1994


                                               1995           1994
Net cash provided by (used for)
operating activities                    $     4,744   $     (12,330)

Cash flows from investing activities:
  Purchases of marketable securities       (483,978)       (479,882)
  Proceeds from sales and maturities of
    marketable securities                   469,542         421,524
  Deferred credit                          (450,000)              -
  Cash distributions received from Local
    Limited Partnerships                  1,344,219          41,015
      Net cash provided by (used for)
      investing activities                  879,783         (17,343)

Cash flows from financing activities:
  Cash distribution                        (657,450)              -
  Payment of note payable and
    accrued interest                       (577,512)              -
Net cash used for financing activities   (1,234,962)              -

Net decrease in cash and cash equivalents  (350,435)        (29,673)

Cash and cash equivalents, beginning        350,435          70,103

Cash and cash equivalents, ending       $         -       $  40,430

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

As of January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards Number 115 - Accounting For Certain Investments in Debt and Equity Securities. Under this statement, the Partnership's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains or losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported in separate components of partners' equity. A reconciliation from cost to fair value is as follows:

                                           Gross       Gross
                                           Unrealized  Unrealized  Fair
                                  Cost      Gains      Losses      Value

Debt securities issued by the US
 Treasury and other US government
 corporations and agencies       $ 599,801 $ 1,300   $ (3,573) $   597,528

Mortgage backed securities         254,084     787     (8,648)     246,223

Other debt securities              210,995     282     (1,877)     209,400
Balance at March 31, 1995       $1,064,880 $ 2,369   $(14,098) $ 1,053,151

Balance at December 31, 1994    $1,049,344 $ 1,011   $(26,199) $ 1,024,156

The contractual maturities at March 31, 1995 are as follows:

                                                                     Fair
                                               Cost                 Value
Due in one year or less                   $   137,615           $   135,399
Due in one year to five years                 772,271               764,404
Due in five years to ten years                      -                     -
Due after ten years                           154,994               153,348
                                           $1,064,880            $1,053,151

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $470,000 during the first quarter of 1995. Gross gains of $1,999 and gross losses of $899 were realized on those sales.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                           (A Limited Partnership)

                Notes to the Financial Statements (continued)
                                 (unaudited)

2.	Investments in Local Limited Partnerships

As of March 31, 1995 and December 31, 1994, the Partnership's investments in Local Limited Partnerships, at cost, were as follows:


                  Capital Contributions     Total         Cash
                  and Related Acquisition   Equity        Distributed      Net
Local Limited     Costs                     in Loss       (Cumulative)     Investment
Partnerships     (Cumulative)               (Cumulative)      (1)          at Equity
Bear Creek        $  796,556               $  (290,570)   $ (505,986)     $ -
Buttonwood Tree    1,482,996                (1,482,996)            -        -
Captain's Landing  1,057,682                (1,057,682)            -        -
Chelsea Village    2,076,589                (2,076,589)            -        -
Mountain View        422,593                  (422,593)            -        -
Oakdale Manor      1,522,621                (1,522,621)            -        -
Oakwood Terrace      614,643                  (614,643)            -        -
Overland Station    1,232,286                   (4,774)   (1,227,512)       -
Park Hill             825,501                 (731,096)      (94,405)       -
Pheasant Ridge      1,050,237                 (997,734)      (52,503)       -
The Woods of Castleton
                    2,025,681               (2,025,681)            -        -
Westpark Plaza      1,846,469               (1,216,215)     (630,254)       -
Woodbridge          1,077,161               (1,077,161)            -        -
Woodmeade South     1,619,452               (1,619,452)            -        -
Youngstoun            935,861                 (935,861)            -        -
        Subtotal   18,586,328              (16,075,668)   (2,510,660)       -

Less dispositions:
Overland Station  (1,232,286)                    4,774     1,227,512        -
Captain's Landing (1,057,682)                1,057,682             -        -
Oakwood Terrace     (614,643)                  614,643             -        -

Balance at
March 31, 1995  $ 15,681,717              $(14,398,569)  $(1,283,148)   $   -

Balance at
December 31, 1994$16,914,003              $(15,679,047)  $(1,116,441)   $68,515

(1) Included in cash distributed is cumulative distribution income of $671,343 which was received from four Local Limited Partnerships with carrying values of zero.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                         (A Limited Partnership)

             Notes to the Financial Statements (continued)
                              (unaudited)

2. Investments in Local Limited Partnerships (continued)
   Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets                            March 31, 1995

Assets:
 Investment property, net                       $       35,833,234
 Current assets                                          1,429,112
 Other assets                                            4,290,550
   Total Assets                                 $       41,552,896

Liabilities and Partners' Deficiency:
  Long-term debt                                $       55,694,915
  Current liabilities                                    5,457,480
  Other liabilities                                      4,755,386
   Total Liabilities                                    65,907,781

Partners' Deficiency                                   (24,354,885)
   Total Liabilities and Partners' Deficiency   $       41,552,896

Summarized Income Statements -
For the Three Months Ended March 31, 1995

Rental and other income                         $       2,911,251

Expenses:
  Operating                                             1,617,804
  Interest                                              1,124,503
  Depreciation and amortization                           506,131
   Total Expenses                                       3,248,438

     Net Loss                                    $       (337,187)

Partnership's share of net loss                         $(329,822)
Other Partners' share of net loss                         $(7,365)

For the three months ended March 31, 1995, the Partnership has not recognized $261,303 of equity in losses relating to twelve Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments.

The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership has recognized $3,049,335 of equity in income. This amount was offset by the recognition of $18,627 of previously unrecognized equity of losses. Also, as a result of the sale, the Partnership has recognized a loss on the sale of Overland Station in the amount of $1,803,196. This amount represents the Local Limited Partnership's net book value on the Partnership's books.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                         (A Limited Partnership)

             Notes to the Financial Statements (continued)
                             (unaudited)

2.	Investments in Local Limited Partnerships (continued)

The Partnership received sales proceeds in the amount of $1,227,512. The Partnership used a portion of the sales proceeds to pay down $577,512 of an acquisition note payable and accrued interest which totaled $685,842. The $108,821 balance of these obligations has been forgiven and is recorded as such on the Partnership's financial statements. The Partnership distributed the balance of the sales proceeds plus accrued interest in the amount of $657,450. This distribution represents a return of a portion of the Partnership's original cash investment in Overland Station.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                         (A Limited Partnership)

             Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1995 the Partnership had cash and cash equivalents of zero compared with $350,435 at December 31, 1994. The $350,435 decrease in cash and cash equivalents is partly a result of cash distributions paid to limited partners of $657,450 in excess of cash distributions received from Local Limited Partnerships of $116,707, and cash flow from operations.

The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership has recognized $3,049,335 of equity in income. This amount was offset by the recognition of $18,627 of previously unrecognized equity in losses. Also, as a result of the sale, the Partnership has recognized a loss on the sale of Overland Station in the amount of $1,803,196. This amount represents the Local Limited Partnership's net book value on the Partnership's books.

The Partnership received sales proceeds in the amount of $1,227,512. The Partnership used a portion of the sales proceeds to pay down $577,512 of an acquisition note payable and accrued interest which totaled $685,842. The $108,821 balance of the obligations has been forgiven and is recorded as such on the Partnership's financial statements. The Partnership distributed the balance of the sales proceeds plus accrued interest in the amount of $657,450. This distribution represents a return of a portion of the Partnership's original cash investment in Overland Station.

At March 31, 1995, approximately $981,000 has been reserved and is invested in various securities. The reserves as defined in the Partnership Agreement were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate in order to protect its investment.

As of March 31, 1995, investment in Local Limited Partnerships decreased to zero from $68,515 at December 31, 1994. This decrease is attributable to equity in losses and cash distributions, net of distribution income from the Local Limited Partnerships.

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

Since the Partnership has invested as a limited partner in all Local Limited Partnerships, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. At March 31, 1995, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1995, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the three months ended March 31, 1995 resulted in net income of $1,351,489 as compared to a net loss of $40,737 for the same period in 1994. The change to a net income position is primarily attributable to equity in income and forgiveness of indebtedness income recognized by the Partnership as a result of the Overland Station sale. These amounts were partially offset by a loss on the sale in the amount of

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations (continued)

$1,803,196 which represented the Local Limited Partnership's net book value on the Partnership's books. In addition, the Partnership received larger cash distributions from Local Limited Partnerships whose investment balances were zero at March 31, 1995.

Property Discussions

HUD has a new program to sell all performing and non-performing mortgages in a public auction process that is scheduled to take place on a region-by-region basis over the next few years. The mortgages of Woodmeade South Apartments and Mountain View Apartments were included in the South East Region auction which occurred in March, 1995. The continued feasibility of these properties may depend on the ability of the local general partner or the Partnership or their respective affiliates to purchase the mortgages or to negotiate a satisfactory arrangement with the buyer. The mortgages of the Oakdale Manor, Woods of Castleton, and Chelsea Village may be included in a future auction.

The local general partner of Woodmeade South Apartments and Mountain View Apartments reported that it filed for bankruptcy protection for these two properties on March 24, 1995. These bankruptcy filings appear to be related to the above described HUD mortgage auctions. It is not currently clear whether these bankruptcy filings will have any adverse impact on the two Local Limited Partnerships. These filings will not result in a material loss for the Partnership since the Partnership's carrying value of these investments is zero.

Buttonwood Tree Apartments, located in Wichita, Kansas, has been affected by a weakened rental market with occupancy at approximately 81% resulting in an operating deficit for the first quarter of 1995. The Local General Partner is looking at alternatives to increase occupancy.

Woodbridge Apartments II, located in Bloomington, Indiana, has been operating at a deficit. The property refinanced its mortgage with HUD in 1994 which resulted in a reduction of the interest rate to 8.75% from 9.75%. As of March 31, 1995, the property was 92% occupied.

Youngstoun Apartments II, located in Hagerstown, Maryland, completed the refinancing of its mortgage in late 1992. Although the lower interest rate obtained through the refinancing has allowed the property to operate above break-even in the past, a significant decrease in occupancy for the first quarter of 1995 resulted in an operating deficit.

Pheasant Ridge, located in Moline, Illinois, continues to experience strong occupancy and operated above break-even for the first quarter of 1995.

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

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.

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
	its Managing General Partner


      /s/Fred N. Pratt, Jr.               Dated:  December 4, 1995
By:   Fred N. Pratt, Jr.
      President, Chief Executive Officer
      and Director