Form 10-Q/A
period 1995-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1995-12-04
CIK 354626

December 4, 1995




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:	Boston Financial Apartments Associates, L.P.
	Report on Form 10-Q/A Edgar for Quarter Ended June 30, 1995
	File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,






Marie D. Ricciardi
Assistant Controller








BFAA-10Q2A.DOC

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from   to
For Quarter Ended June 30, 1995      Commission file number 0-10057

            Boston Financial Apartments Associates, L.P.
        (Exact name of registrant as specified in its charter)

      Delaware                                   04-2734133
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization                Identification No.)

101 Arch Street, Boston Massachusetts          02110-1106
(Address ofprincipal executive offices)        (Zip Code)

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
(A Limited Partnership)


BALANCE SHEETS

                                         June 30,             December 31,
                                           1995                  1994
                                        (Unaudited)
Assets

Current assets:
Cash and cash equivalents               $  184,637            $  350,435
Interest receivable                         14,423                11,300
Other current assets                         1,505                 4,518
  Total current assets                     200,565               366,253

Marketable securities,
at fair value (Note 1)                     936,957             1,024,156

Investment in Local
Limited Partnerships (Note 2)                    -                68,515
Total Assets                            $1,137,522            $1,458,924

Liabilities and Partners' Deficiency

Current liabilities:
Accounts payable to affiliate           $   21,701            $   10,251
Accounts payable and accrued expenses       34,246                37,892
Deferred credit (Note 2)                         -               450,000
Note payable and accrued interest        1,141,250             1,113,750
Total current liabilities                1,197,197             1,611,893

Note payable and accrued interest (Note 2)       -               685,833
Total Liabilities                        1,197,197             2,297,726

Partners' Deficiency                       (59,675)             (838,802)
Total Liabilities and
    Partners' Deficiency                $1,137,522            $1,458,924

BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
(A Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended June 30, 1995 and 1994

                        Three Months Ended        Six Months Ended
                        June 30,   June 30,     June 30,    June 30,
                         1995       1994         1995         1994

Revenue:
Distribution            $ 100,301   $  59,967   $  217,008   $   80,872
Investment and other       13,888       1,761       36,905        3,013
Total Revenue             114,189      61,728      253,913       83,885

Expenses:
Loss on sale of Local
Limited Partnership             -           -    1,803,196            -
General and administrative
(includes reimbursements
to an affiliate in the
amounts of $39,539 and $29,788
in 1995 and 1994,
respectively)              37,193      31,767       67,325       68,836
Interest                   13,750      21,250       27,500       42,500
Asset management fee,
related party              10,030       5,997       21,701       10,098
Total Expenses             60,973      59,014    1,919,722      121,434

Income (Loss) before equity
in income(losses) of
Local Limited Partnerships
and forgiveness of
indebtedness               53,216       2,714   (1,665,809)     (37,549)

Equity in income(losses)
of Local Limited
Partnerships                    -     (26,409)   2,962,193      (26,883)

Forgiveness of
indebtedness (Note 2)           -           -      108,321            -

Net Income (Loss)       $  53,216   $ (23,695)  $1,404,705   $  (64,432)

Net Income (Loss) allocated:
To General Partners     $   2,660   $  (1,185)  $   65,902   $   (3,222)
To Limited Partners        50,556     (22,510)   1,338,803      (61,210)
                        $  53,216   $ (23,695)  $1,404,705   $  (64,432)

Net Income (Loss)
per Limited Partnership
Unit (21,915 Units)     $    2.31   $   (1.03)  $    61.09   $    (2.79)

BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
(Unaudited)
For the Six Months Ended June 30, 1995

                                                           Net
                                                         Unrealized
                                  General       Limited    Gains
                                 Partners       Partners  (Losses)    Total
Balance at December 31, 1995  $(1,008,976)    $ 195,362   $(25,188) $ (838,802)

Cash Distribution                       -      (657,450)         -    (657,450)

Net unrealized gains on
marketable securities
available for sale                      -             -     31,872      31,872

Net Income                         65,902      1,338,803         -   1,404,705
Balance at June 30, 1995      $  (943,074)    $  876,715  $  6,684  $  (59,675)

BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)
For The Six Months Ended June 30, 1995 and 1994

                                                1995              1994
Net cash used for operating activities      $   (42,824)        $ (45,133)

Cash flows from investing activities:
Purchases of marketable securities             (564,241)         (640,086)
Proceeds from sales and maturities of
marketable securities                           681,709           736,749
Deferred Credit                                (450,000)                -
Cash distributions received from
Local Limited Partnerships                    1,444,520           100,983
Net cash provided by investing activities     1,111,988           197,646

Cash flow from financing activities:
Cash distribution                              (657,450)                -
Payment of note payable and accrued interest   (577,512)                -
Net cash used for financing activities       (1,234,962)                -

Net increase (decrease) in cash
and cash equivalents                           (165,798)          152,513

Cash and cash equivalents, beginning            350,435            70,103

Cash and cash equivalents, ending           $   184,637         $ 222,616

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

A summary of marketable securities is as follows:

                                         Gross      Gross
                                       Unrealized  Unrealized    Fair
                               Cost     Gains       Losses       Value
Debt securities issued by
the US Treasury and other
US government corporations
and agencies                $ 492,624  $  8,096    $    -      $ 500,720

Mortgage backed securities    246,051     1,249     (3,451)      243,849

Other debt securities         191,598     1,626       (836)      192,388

Balance at June 30, 1995    $ 930,273  $ 10,971    $(4,287)    $ 936,957


Debt securities issued by
the US Treasury and other
US government corporations
and agencies                 $ 562,213  $    947    $ (7,639)    $  555,521

Mortgage backed securities     255,807        64     (13,714)       242,157

Other debt securities          231,324         -      (4,846)       226,478

Balance at December 31, 1994 $1,049,344 $  1,011    $(26,199)    $1,024,156

BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
(A Limited Partnership)

Notes to the Financial Statements (continued)
(Unaudited)

1. Marketable Securities (continued)

The contractual maturities at June 30, 1995 are as follows:
                                             Fair
                                  Cost         Value

Due in one year or less        $  44,424     $  45,133
Due in one year to five years    639,798       647,975
Mortgage backed securities       246,051       243,849
                               $ 930,273     $ 936,957

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

As of June 30, 1995 and December 31, 1994, the Partnership's investments in Local Limited Partnerships, at cost, were as follows:

              Capital Contributions     Total        Cash
                   and Related         Equity     Distributed     Net
Local Limited    Acquisition Costs    in Loss    (Cumulative)    Investment
Partnerships      (Cumulative)     (Cumulative)      (1)          at Equity
Bear Creek        $   796,556     $    (290,570)  $  (505,986)   $       -
Buttonwood Tree     1,482,996        (1,482,996)            -            -
Captain's Landing   1,057,682        (1,057,682)            -            -
Chelsea Village     2,076,589        (2,076,589)            -            -
Mountain View         422,593          (422,593)            -            -
Oakdale Manor       1,522,621        (1,522,621)            -            -
Oakwood Terrace       614,643          (614,643)            -            -
Overland Station    1,232,286            (4,774)   (1,227,512)           -
Park Hill             825,501          (731,096)      (94,405)           -
Pheasant Ridge      1,050,237          (997,734)      (52,503)           -
The Woods of
Castleton           2,025,681        (2,025,681)            -            -
Westpark Plaza      1,846,469        (1,115,914)     (730,555)           -
Woodbridge          1,077,161        (1,077,161)            -            -
Woodmeade South     1,619,452        (1,619,452)            -            -
Youngstoun            935,861          (935,861)            -            -
Subtotal           18,586,328       (15,975,367)   (2,610,961)           -

Less dispositions:
Overland Station   (1,232,286)            4,774     1,227,512            -
Captain's Landing  (1,057,682)        1,057,682             -            -
Oakwood Terrace      (614,643)          614,643             -            -

Balance at
June 30, 1995     $15,681,717      $(14,298,268)  $(1,383,449)   $       -

Balance at
December 31, 1994 $16,914,003      $(15,679,047)  $(1,166,441)   $  68,515

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


Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - June 30, 1995 (Unaudited)
Assets:
Investment property, net                  $ 35,367,320
Current assets                               1,582,834
Other assets                                 4,096,137
Total Assets                              $ 41,046,291

Liabilities and Partners' Deficiency:
Long-term debt                            $ 55,521,948
Current liabilities                          6,233,891
Other liabilities                            4,236,000
Total Liabilities                           65,991,839

Partners' Deficiency                       (24,945,548)
Total Liabilities and
Partners' Deficiency                      $ 41,046,291

Summarized Income Statements - For the
Six Months Ended June 30, 1995 (Unaudited)

Rental and other income                   $  5,877,448

Expenses:
Operating                                    3,477,574
Interest                                     2,215,398
Depreciation and amortization                1,010,544
Total Expenses                               6,703,516

Net Loss                                  $   (826,068)

Partnership's share of net loss $             (808,728)

Other Partners' share of net loss         $    (17,340)

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

The General Partner is currently attempting to negotiate an extension with the lender of the Oakdale Manor note payable which was due on April 1, 1995. However, no assurances can be made that the Partnership will be able to negotiate an extension on terms acceptable to both parties. If the General Partner is unable to negotiate an extension, it is prepared to relinquish its limited partnership interest in Oakdale to the lender. If the Partnership does relinquish its interest in Oakdale, there will be no effect to the Partnership's financial statements.

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

Results of Operations

The Partnership's results of operations for the six months ended June 30, 1995 resulted in net income of $1,404,705 as compared to a net loss of $64,432 for the same period in 1994. The change to a net income position is primarily attributable to equity in income and forgiveness of indebtedness recognized by the Partnership as a

BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

result of the Overland Station sale. These amounts were partially offset by a loss on sale in the amount of $1,803,196, which represented the Local Limited Partnership's net book value on the Partnership's books.

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

BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
(A Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

Bear Creek Apartments in Asheville, North Carolina, Park Hill Apartments in Lexington, Kentucky and Westpark Plaza in Chico, California have generated steady cash flows and have made distributions of excess cash in past years. These properties continue to operate satisfactorily and management believes they will continue to distribute cash to the Partnership, although no assurance can be given in this regard.


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