Form 10-K
period 1995-12-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1996-03-29
CIK 354626

March 29, 1996


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-K for Year Ended December 31, 1995
         File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,





/s/Marie D. Ricciardi
Marie D. Ricciardi
Assistant Controller

The total number of pages contained in this report and any exhibits or attachments hereto is ___. Index for Exhibits appears on Page ___.

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                                   Commission file
December 31, 1995                                               number
                                                                0-10057

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
             (Exact name of registrant as specified in its charter)

      Delaware                                                04-2734133
(State of organization)                                    (I.R.S. Employer
                                                           Identification No.)
101 Arch Street, 16th Floor
Boston, Massachusetts                                           02110-1106
(Address of Principal executive office)                         (Zip Code)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
        Title of each class                                 which registered
               None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X                No

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                  Boston Financial Apartments Associates, L.P.
                             (A Limited Partnership)

                         1995 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS



PART I

     Item 1     Business                                                    K-2
     Item 2     Properties                                                  K-5
     Item 3     Legal Proceedings                                           K-8
     Item 4     Submission of Matters to a
                  Vote of Security Holders                                  K-8

PART II

     Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                       K-9
     Item 6     Selected Financial Data                                     K-9
     Item 7     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            K-12
     Item 8     Financial Statements and Supplementary Data                K-13
     Item 9     Disagreements on Accounting and Financial
                  Disclosure                                               K-13

PART III

     Item 10    Directors and Executive Officers of the
                  Registrant                                               K-14
     Item 11    Management Remuneration                                    K-15
     Item 12    Security Ownership of Certain Beneficial
                  Owners and Management                                    K-15
     Item 13    Certain Relationships and Related Transactions             K-15


PART IV

     Item 14    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                      K-16

SIGNATURES                                                                 K-18

                                     PART I

Item 1.  Business

Boston Financial Apartments Associates, L.P. (the "Partnership") is a limited partnership formed on July 21, 1981, under the Uniform Limited Partnership Act of the State of Delaware. The Partnership raised $21,910,000 of equity ("Gross Proceeds") through the sale of limited partnership interests of $1,000 per unit with a minimum purchase of five units. Such amounts exclude five unregistered units previously acquired for $1,000 each by the initial limited partner, an affiliate of the general partners.

The Partnership is engaged solely in the business of real estate investment. Therefore, the Partnership's business is considered one segment and is presented in that manner.

The  Partnership  has  invested as a limited  partner in other limited partnerships ("Local Limited Partnerships") which own and operate multi-family residential properties ("Properties") which are assisted by federal, state or local government agencies pursuant to programs which do not significantly restrict distributions to owners or the rate of return on investments in such Properties. The investment objectives of the Partnership include the following: (i) to preserve and protect the Partnership's capital,
(ii) to provide capital appreciation through appreciation in value of the Properties, (iii) to provide "tax losses" during the early years of the Partnership's operations which the Limited Partner may use to offset income from other sources, (iv) to provide annual cash distributions to Partners derived from distributions to the Partnership from Local Limited Partnerships and (v) to build additional equity through reduction of mortgage loans of the Local Limited Partnerships. There can be no assurance that the Partnership will attain any or all of these investment objectives.

After completing its program of investment in Local Limited Partnerships during 1983, the Partnership had purchased interests in 15 Local Limited Partnerships, each of which owned a Property with first mortgage financing provided under the
Section 221(d)(4) insurance program of the United States Department of Housing and Urban Development ("HUD"). The original cost of real estate owned by Local Limited Partnerships, inclusive of equity payments by the Partnership, was $86,660,000.

On December 31, 1993, the Partnership transferred its interest in Captain's Landing Associates, Ltd. to an unrelated party for a nominal amount. Also, on January 12, 1994, Oakwood Terrace Associates, Ltd. was sold in a foreclosure auction conducted by HUD. As a result of the foreclosure, the Partnership disposed of its interest in the property. The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership received $1,274,833 which was used to pay down an acquisition note payable and make a distribution. A more detailed discussion of the transactions is contained under Property Dispositions in Item 2 of this Report on Form 10-K.

Table A on the following page lists the Local Limited Partnerships in which the Partnership invested. Other significant information with respect to such Local Limited Partnerships can be found in Item 2 of this Report on Form 10-K.

Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in loss of Local Limited Partnerships, to the extent it reflects the operations of individual properties, may vary from fiscal quarter to fiscal quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

                                     Table A

                                PARTNERSHIP DATA
                                   (UNAUDITED)

                                                                                                              Total
                                                                                                            Original Equity % Total
                                                             Date                 Property                  and Debt --     Original
Local Limited                      Property                Interest  Completion  Occupancy       Number of Local Limited     Equity
Partnerships (A)                   Location                Acquired     Date    at 12/31/95 (B) Apt. Units Partnerships (C) and Debt
----------------                   --------                --------    ----    --------------- ----------  ---------------- --------

Bear Creek .....................     Asheville, NC        08/25/83     1974          98%            140      $3,089,000    3.56%
Buttonwood Tree ................     Wichita, KS          03/29/82     1982          88%            216       8,341,000    9.62%
Captain's Landing (D) ..........     Galveston, TX        10/14/82     1984          n/a            174       5,392,000    6.22%
Chelsea Village ................     Indianapolis, IN     07/02/82     1983          97%            246       9,179,000   10.59%
Mountain View ..................     Johnson City, TN     12/08/82     1983          97%             60       2,249,000    2.60%
Oakdale Manor ..................     Beaumont, TX         05/05/83     1981          83%            152       4,905,000    5.66%
Oakwood Terrace (D) ............     Chattanooga, TN      08/13/82     1983          n/a            100       3,254,000    3.75%
Overland Station (D) ...........     Boise, ID            02/24/82     1978          n/a            160       4,480,000    5.17%
Park Hill ......................     Lexington, KY        04/22/82     1980          97%            132       3,935,000    4.54%
Pheasant Ridge .................     Moline, IL           07/07/82     1978          98%            216       5,526,000    6.38%
The Woods of Castleton .........     Indianapolis, IN     05/28/82     1983          92%            260       9,824,000   11.34%
Westpark Plaza .................     Chico, CA            04/05/82     1979          96%            240       7,519,000    8.68%
Woodbridge .....................     Bloomington, IN      07/09/82     1983          95%            140       5,321,000    6.14%
Woodmeade South ................     Knoxville, TN        04/07/82     1983          98%            242       8,619,000    9.95%
Youngstoun .....................     Hagerstown, MD       02/18/83     1984          86%            120       5,027,000    5.80%
                                                                                                 ----------   ----------   -----
                                                                                                     2,598     86,660,000   100.00%

(A) The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is approximately 99%, except for Youngstoun and Oakdale Manor, for which the percentages are approximately 97% and 90%, respectively. Profits and losses arising
      from certain  capital   transactions   are  allocated  in  accordance
      with the respective Local Limited Partnership Agreements.

(B) Property Occupancy is shown as of each Local Limited Partnership's respective fiscal year end, which is December 31, 1995.

(C) Includes equity contributed to the Local Limited Partnership plus the outstanding principal balance of its mortgage loan at the date of purchase (or, in the case of new construction projects, at HUD Final Endorsement) and any notes made by the Partnership as part of its original purchase.

(D) Partnership no longer holds an investment interest in Captain's Landing, Oakwood Terrace and Overland Station as of December 31,1995.

Approximately $1,022,000 of the Gross Proceeds was originally reserved and invested in various securities to fund the ongoing operations of the Partnership. The reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited
Partnership  interests.  As of December 31, 1995,  the reserve is  approximately
$1,090,000. Management believes that the investment income earned on the reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate.


The Partnership's primary source of working capital is income earned on the reserves. Additionally, the Partnership expects to receive distributions from cash flows from operations of its Local Limited Partnership interests in future years. It is expected that these sources of funds will provide adequate working capital to the Partnership.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. Not more than 10% of the total original investment of the Partnership in Local Limited Partnerships, exclusive of disposed properties, is invested in Local Limited Partnerships having a common Local General Partner or affiliated group of Local General Partners, except that (i) the Castleton, Chelsea and Woodbridge Local Limited Partnerships, representing 30.62% of the total original investment, exclusive of disposed properties, have affiliates of Gene B. Glick Company, Inc., as Local General Partners, (ii) the Overland and Westpark Local Limited Partnerships, representing 18.20% of the total original investment, exclusive of disposed properties, have Federal Properties Investment Company or an affiliate as Local General Partners, (iii) the Woodmeade and Mountain View Local Limited Partnerships, representing 12.07% of the total original investment, exclusive of disposed properties, have Hardaway Management Company as Local General Partners, and (iv) the Bear Creek and Youngstoun Apartments, Phase II Local Limited Partnerships, representing 10.24% of the total original investment, exclusive of disposed properties, have Alco Group Limited Partners as Local General Partners. The Local General Partners of the other Local Limited Partnerships were identified in the Acquisition Reports. In the event of bankruptcy or default of the Local General Partners, or other conditions as expressed in the Local Limited Partnership Agreements, in certain cases, an affiliate of the Partnership's Managing General Partner may elect to become an additional Local General Partner.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Partnership will depend on many factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs, and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels, (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes, and (iii) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to the tenants in the form of rent increases, or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. In particular, changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse effect on the business of the Partnership.

The Partnership is managed by BFTG Residential Properties, Inc., the Managing General Partner of the Partnership. To economize on direct and indirect payroll costs, the Partnership, which does not have any employees, reimburses The Boston Financial Group Limited Partnership ("Boston Financial"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 10 of this Report on Form 10-K.


Item 2.  Properties

The Partnership owns limited partnership interests in twelve Local Limited Partnerships which own and operate multi-family residential properties. The Partnership also owns investments in securities in which its reserves are held.

Five of the Local Limited Partnerships are operating at deficits (net loss adjusted for depreciation, mortgage principal payments and replacement reserve payments). In past years, the Local General Partners funded these deficits either through non-interest bearing project expense loans or subordinated loans, repayable only out of cash flow or proceeds from a sale or refinancing of the given project. Once a project achieves break-even, substantial amounts of cash flow derived from its operations will be used to repay project expense loans and subordinated loans until the loans are repaid in full. In certain cases, 50% of distributable cash is distributed to the limited partners and 50% to the Local General Partners to repay expense loans until the loans are repaid in full. Thus, the timing and amount of distributable cash flow will be subject to the amount of subordinated loans or project expense loans. To address current deficits or other financial difficulties, Local General Partners are working to increase rental income and reduce operating expenses, working with HUD to reinstate mortgage loans to their original status, and have made voluntary advances. Management may make voluntary advances from the Partnership's reserves to a Local Limited Partnership encountering operating difficulties, if it is deemed to be in the best interest of the Partnership to provide such funds.

Three of the Local Limited Partnership's mortgages have been assigned to HUD. This excludes Mountain View Apartments and Woodmeade South Apartments, whose circumstances are described below. Upon a loan assignment under the Section 221(d)(4) mortgage insurance program, HUD pays the lender the outstanding principal and becomes the holder of the mortgage. HUD requires properties with HUD-held mortgages in default to submit for approval a plan to bring the mortgage note current within a reasonable period of time, usually three years. Workout plans require a property to pay a certain percentage of the mortgage interest and remit to HUD all cash remaining after project expenses have been paid. Generally, HUD allows properties to cure defaults through a workout and does not begin foreclosure proceedings as long as the terms of the approved workout are being met.

HUD has a program to sell all performing and non-performing mortgages in a public auction that is scheduled to take place on a region-by-region basis over the next few years. The mortgages of Oakdale Manor, Woods of Castleton, and Chelsea Village may be included in a future auction. The continued feasibility of these properties may depend on the ability of the local general partner or the Partnership or their respective affiliates to purchase the mortgages or to negotiate a satisfactory arrangement with the buyer.

The mortgages of Mountain View Apartments and Woodmeade South Apartments were included in the Southeast regional auction which was held during the first quarter of 1995. A subsidiary of General Electric purchased the mortgage notes at the auction. These two Local Limited Partnerships filed for bankruptcy protection in 1995. Bankruptcy plans submitted by the partnerships became effective on March 24, 1996. Under the bankruptcy plans, the Partnership was given the opportunity to retain an equity interest in Mountain View and Woodmeade in return for a substantial equity contribution. Management of the Partnership determined that an additional contribution would not be in the best interest of the Partnership. Consequently, the Partnership has lost, or will soon lose, its equity interest in these two Local Limited Partnerships. The bankruptcies and the subsequent loss of an equity interest in Mountain View Apartments and Woodmeade South Apartments will have no material impact on the Partnership financial statements since the Partnership is a limited partner and the two Local Limited Partnerships currently have a carrying value of zero. However, the Partnership will be precluded from realizing any residual value of the properties upon liquidation. For tax purposes, there may be a gain on disposal of the Local Limited Partnerships recognized by the Partnership. Limited Partners of the Partnership will incur recapture tax. The total tax liability for the Limited Partners will depend on the extent they have used current and suspended passive losses from this investment.

Oakdale Manor, located in Beaumont, Texas, continues to experience large cash flow deficits due to the region's economic difficulties. Vacancy rates for this property have increased significantly during 1995, due to job losses in the area. Prospects for improving occupancy are not good due to the age and condition of the building and the continued depressed economic environment. As of December 31, 1995, the occupancy rate was 83%. The property has been operating under a HUD approved workout agreement since 1987. The latest workout agreement with HUD has been in effect since 1993, and is due to renew in the year ending July 31, 1996. For the year ended July 31, 1995, the property was required to pay 75% of the interest due on the mortgage note. The same terms apply to the year ended July 31, 1996. The mortgage of Oakdale Manor is slated for inclusion in an auction, as described above, scheduled to take place in the second quarter of 1996. If Oakdale Manor's mortgage note is sold in the auction, it may be difficult or impossible to continue or renew the workout agreement.

Woods of Castleton and Chelsea Village, both located in Indianapolis, Indiana, and sharing the same general partner, had experienced poor market conditions and large operating deficits. As a result, the mortgage loans of both properties were assigned to HUD in 1992 and have been in a workout agreement with HUD since 1994. Both properties are operating under the terms of the workout and generated cash flow in 1995, but, per the terms of the workout, all cash flow must be used to pay delinquent mortgage payments. The mortgage of Woods of Castleton Limited Partnership is slated to be included in an auction, as described above, in the second quarter of 1996. Chelsea Village has not received notification regarding the date of its mortgage auction.

Buttonwood Tree Apartments, located in Wichita, Kansas, continues to be affected by a weakened rental market with lower occupancy resulting in an operating deficit for 1995. The Local General Partner is working on various alternatives to increase occupancy. As of December 31, 1995, the property was 88% occupied.

Woodbridge Apartments II, located in Bloomington, Indiana operated at break-even during 1995. The property refinanced its mortgage with HUD in 1994 which resulted in a reduction of the interest rate to 8.75% from 9.75%. As a result of capital improvements at the property in 1995, the occupancy level has improved and is expected to remain strong. As of December 31, 1995, the property was 95% occupied.

Youngstoun Apartments II, located in Hagerstown, Maryland, completed the refinancing of its mortgage in late 1992. The lower interest rate obtained through the refinancing has allowed the property to operate above break-even in the past. However, the property has experienced a fluctuation of occupancy during 1995 due to layoffs in the area and increased competition. The local general partner has increased marketing efforts and used replacement reserves to improve the property. He expects this to improve occupancy through 1996.

Westpark Plaza, located in Chico, California, has made distributions of excess cash, but has been operating below break-even during the past nine months due to lower occupancy and higher turnover costs. The Local General Partner has taken measures to improve operations, and occupancy has risen to 96% at December 31, 1995.

Bear Creek Apartments in Asheville, North Carolina, Park Hill Apartments in Lexington, Kentucky and Pheasant Ridge in Moline, Illinois, have generated steady cash flow and have made distributions of excess cash. These properties continue to operate satisfactorily and management believes they will continue to distribute cash to the Partnership, although no assurance can be given in this regard.

The Partnership has invested in highly leveraged Local Limited Partnerships. Since debt service is a fixed expenditure as well as a significant portion of the operating expenses of a property, changing economic forces cause large fluctuations in cash flow from operations; that is, highly leveraged investments carry greater risk. As a result, break-even operations require higher revenues, but cash flow from operations increases quickly as operations improve over break-even. Conversely, deficits increase quickly as operations fall below break-even.

Three of the Local Limited Partnerships have submitted financial statements to the Partnership with modified reports from their auditors expressing substantial doubt as to their ability to continue as going concerns ("going concern reports"). These partnerships are Chelsea Village, The Woods of Castleton, and Oakdale Manor. In general, auditors modify their reports in this regard when substantial doubt has been raised about a partnership's ability to obtain sufficient financial resources to meet its obligations.

Two of the Local Limited Partnerships, Woodmeade South Associates, LP and Mountain View Associates, Ltd., did not submit audited financial statements because they are in bankruptcy effective March 24, 1996.

At this time, the Partnership has a zero investment balance in all of the Local Limited Partnerships. A zero investment balance occurs when the Partnership's cumulative losses and distributions from such investment equal or exceed its original investment in such Local Limited Partnership.

Property Dispositions

As previously reported, on December 31, 1993, the Partnership transferred its interest in Captain's Landing to an unrelated purchaser for an amount equal to the Partnership's costs associated with the transfer. The transfer of the interest resulted in a capital gain which could be used by the investor to offset passive losses, both current and suspended.

As previously reported, HUD foreclosed on Oakwood Terrace on January 12, 1994. The disposition of this interest did not have any effect on income for financial reporting purposes, as the net investment balance of the interest is zero. However, for tax purposes, a consequence of the foreclosure is that the Partnership received allocations of capital gain and cancellation of debt income. At the individual investor level, the capital gain and cancellation of debt income can be offset by passive losses, both current and suspended.

The managing general partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership has recognized $2,067,424 of equity in income. This amount was offset by the recognition of $18,627 of previously unrecognized equity in losses. Also, as a result of the sale, the Partnership has recognized a loss on the sale of Overland Station in the amount of $773,964. This amount represents the Local Limited Partnership's net book value on the Partnership's books.

The Partnership received sales proceeds in the amount of $1,274,833. The Partnership used a portion of the sales proceeds to pay down $624,833 of an acquisition note payable and accrued interest which totaled $685,833. The $61,000 balance of these obligations has been canceled and is recorded as income on the Partnership's financial statements.
The Partnership has distributed the balance of the sales proceeds plus accrued interest in the amount of $657,450.

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units and it is not expected that any public market will develop.

The Partnership Agreement does not impose on the Partnership or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units, and the Partnership does not currently obtain such appraisals or provide such estimates of value.

The Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, as amended (the "Partnership Agreement"), imposes certain restrictions on the transfer of Units. For example, a transfer will not be permitted if; (i) counsel for the Partnership is of the opinion that such transfer would result, when considered with all other transfers within the previous twelve months, in the Partnership being considered to have been terminated within the meaning of Section 708 of the Internal Revenue Code of 1986, as amended, or would result in the Partnership being treated as a corporation for Federal income tax purposes, (ii) counsel for the Partnership shall determine that such transfer would violate any applicable Federal or state securities laws (including those pertaining to investor suitability standards), or (iii) except for transfers by gift or inheritance, inter-family transfers, transfers resulting from family dissolution's and certain other transactions, if the transferor or the transferee would thereafter hold less than five Units. The Partnership need not recognize any transfer of Units unless an instrument of assignment complying with certain requirements set forth in the Partnership Agreement is filed with the Partnership and recorded on the Partnership's books, and the transferring parties reimburse the Partnership for any expenses incurred by it in connection with the transfer. Limited Partners seeking to transfer Units may also be subject to the securities laws of the state in which the transfer is to take place, in that certain states have imposed restrictions on the transfer of Units in the Partnership. For the years ended December 31, 1995, 1994, and 1993, a total of 82, 36, and 30 Units, respectively, were transferred on the resale market. There were 2,331, 2,380 and 2,382 record holders of Units of the Partnership at December 31, 1995, 1994 and 1993, respectively.

Cash distributions, when made, are paid annually. Cash available for distribution has been and, in the future, will be derived almost exclusively from distributions of cash flow from operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1995 and the return on investment to Limited Partners will consist primarily of net losses for Federal income tax purposes used to offset Limited Partner passive income from the Partnership and other sources. Information concerning the actual distributions made in the current year and prior years is included in Item 6 of this Report on Form 10-K.


Item 6.  Selected Financial Data

The table on the following page sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be used in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in this Report on Form 10-K.

                                                                                          Periods Ended December 31,



                                                               1995               1994        1993         1992        1991
                                                               ----               ----        ----         ----        ----

Investment and other income                            $       76,539      $      21,053    $  65,009  $   64,891      $ 78,526
Distribution income                                           255,227             80,872      180,106     170,928       122,730
Equity in income (losses) of Local Limited Partnerships     1,985,647           (112,456)      29,479     (26,637)      (11,028)
Extraordinary Gain on cancellation of indebtedness             61,000                  -            -           -             -
Net income (loss)                                           1,404,655           (233,134)       57,589     (7,379)       21,463
   Per Limited Partnership Unit (A)                             59.48             (10.11)         2.50       (.32)         0.93
Cash and cash equivalents                                     121,361            350,435        70,103     52,582        33,653
Investment in Local Limited Partnerships,
   at original cost                                        15,681,717         16,914,003    17,503,646 18,332,748    18,332,748
Total assets (B)                                            1,143,482          1,458,924     1,289,125  1,258,776     1,361,294
Notes payable and accrued interest                          1,168,750          1,799,583     1,714,583  1,629,583     1,544,583
Other Data:
Passive loss (C)                                           (2,225,407)        (4,156,915)   (3,885,226)(2,338,075)   (3,329,227)
   Per Limited Partnership Unit (A)                            (96.47)           (180.20)      (101.35)   (144.32)      (153.78)
Cancellation of debt income                                    61,000                  -             -          -             -
   Per Limited Partnership Unit (A)                              2.64                  -             -          -             -
Gain on transfer of Captain's Landing interest                      -                  -      4,017,691         -             -
   Per Limited Partnership Unit (A)                                 -                  -         174.16         -             -
Gain (loss) on foreclosure of Oakwood Terrace                  (4,430)         3,974,017              -         -             -
   Per Limited Partnership Unit (A)                              (.20)            179.59              -         -             -
Loss on sale of Overland Station                              (44,402)                 -              -         -             -
   Per Limited Partnership Unit                                 (2.01)                 -              -         -             -
Section 1231 Gain                                           3,369,129                  -              -         -             -
   Per Limited Partnership Unit (A)                            152.19                  -              -         -             -
Portfolio income (C)                                          169,540             65,658        115,456   121,465       119,438
   Per Limited Partnership Unit (A)                              7.35               2.85           5.00      5.27          5.18
Cash distribution (D)                                         657,450            115,342        115,342   184,547       184,547
   Per Limited Partnership Unit (A)                             30.00               5.00           5.00      8.00          8.00
Local Limited Partnership interests
   owned at end of period                                          12                 13             14        15            15

(A) Per Limited Partnership Unit data is based upon a 95% share of income and losses, except the gain on foreclosure of Oakwood Terrace and the loss on the sale of Overland Station which is based upon a 99% share of gain resulting from the transaction, and the number of Units outstanding at the end of each year (21,915).

(B) Total assets does not represent the current value of the Partnership's investment in Local Limited Partnerships.

(C) Each Partner's taxable income or loss from the Partnership is equal to his allocable share of taxable income or loss in the Partnership, without regard to the cash generated or distributed by the Partnership.

(D) Cash distributions in 1991 through 1994 represent cash flow generated in the year previous to that presented. In 1995, the cash distribution is from the proceeds from the sale of Overland Station. Since the inception of the Partnership, distributions have represented a return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1995, the Partnership had cash and cash equivalents of $121,361 compared with $350,435 at December 31, 1994. The decrease in cash and cash equivalents is a result of net cash used by operations, the purchase of marketable securities, a payment of notes payable and a cash distribution paid to the limited partners. These decreases are offset by cash distributions received from Local Limited Partnerships and the proceeds from the sale and maturities of marketable securities

The managing general partner of Overland Station Investment Company sold the property on January 12, 1995. The Partnership received sales proceeds in the amount of $1,274,833, $450,000 of which was received in 1994. The Partnership used a portion of the sales proceeds to pay down $624,833 of an acquisition note payable and accrued interest which totaled $685,833. The $61,000 balance of the obligations has been canceled and is recorded as such on the Partnership's financial statements. The Partnership has distributed the balance of the sales proceeds plus accrued interest in the amount of $657,450.

At December 31, 1995, approximately $1,090,000 has been reserved and is invested in various securities. The reserves as defined in the Partnership Agreement were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate in order to protect its investment.

As of December 31, 1995, investment in Local Limited Partnerships decreased to zero from $68,515 at December 31, 1994. This decrease is attributable to equity in losses and cash distributions, net of distribution income from the Local Limited Partnerships.

The General Partner is currently attempting to negotiate an extension with the lender of the Oakdale Manor note payable which was due on April 1, 1995. However, no assurances can be made that the Partnership will be able to negotiate an extension on terms acceptable to both parties. If the General Partner is unable to negotiate an extension, it is prepared to relinquish its limited partnership interest in Oakdale to the lender. If the Partnership does relinquish its interest in Oakdale, this will have no effect on the Partnership's financial statements since the Partnership is a limited partner and the investment in Oakdale currently has a carrying value of zero. However, if the Partnership relinquishes its interest, it will be precluded from realizing any residual value of Oakdale upon liquidation. However, for tax purposes, a consequence of the foreclosure will be that the Partnership will receive allocations of capital gain and cancellation of debt income. At the individual investor level, the capital gain and cancellation of debt income can be offset by passive losses, both current and suspended.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met, except for a limited recourse note described in Note 5 to the Financial Statements in Item 14(a) of the Report on Form 10-K. Thus, at December 31, 1995, 1994 and 1993, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1996, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

1995 versus 1994

The Partnership's results of operations for the year ended December 31, 1995, resulted in net income of $1,404,655, as compared to a net loss of $233,134 in 1994. The change to a net income position is due to the 1995 equity in income of Local Limited Partnerships generated by the sale of Overland Station. The income was supplemented by cancellation of indebtedness income, also due to the Overland Station sale, an increase in cash distribution income received from Local Limited Partnerships and an increase in investment income. Offsetting these increases in income items was the loss on the disposition of Overland Station and an increase in asset management fees, as defined by the Partnership Agreement.

1994 versus 1993

The Partnership's results of operations for the year ended December 31, 1994 resulted in a net loss of $233,134 as compared to net income of $57,589 for the same period in 1993. The change to a net loss position is primarily attributable to an increase in equity in losses of the Local Limited Partnerships recognized by the Partnership in the 1994 period, and a decrease in investment income and distribution income received from Local Limited Partnerships.

The increase in equity in losses of the Local Limited Partnerships is primarily due to a decrease in rental and other income in 1994. The decrease in investment income is primarily due to losses realized by the Partnership on the sale of its marketable securities. The decrease in distribution income is due to the fact that during the 1993 period the Partnership received a large cash distribution related to amounts due to the Partnership from prior years.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the three years ended December 31, 1995.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report on Form 10-K. See Index to Financial Statements and Schedules on page F-1 hereof.

Item 9.  Disagreements on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The managing general partner of the Partnership is BFTG Residential Properties, Inc., a Massachusetts corporation (the "Managing General Partner" or "BFTG"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. The names, positions and ages of the executive officers and directors of BFTG are set forth below.

            Name                        Position                         Age

   A. Harold Howell                     Director                          54

   William E. Haynsworth                Vice President and Director       56

   Georgia Murray                       Vice President, Treasurer, Clerk
                                        and Director                      45

   Fred N. Pratt, Jr.                   President, Chief Executive
                                        Officer and Director              51

The other general partner of the Partnership is Milk Street Housing Associates, L.P., a Massachusetts limited partnership ("Milk Street"). Milk Street was originally formed as Franklin Housing Associates, but its name was changed on December 8, 1981 to enable it to qualify to do business in Delaware. Messrs. Howell and Pratt are general partners of Milk Street.

The Partnership is a party to an agreement with Boston Financial, pursuant to which Boston Financial will provide day-to-day management services for the Partnership's investments in Local Limited Partnerships. Boston Financial receives certain compensation for these services, as discussed in Item 13 of this Report.

There is no family relationship between any of the persons listed in this section.

The business experience of each of the persons listed above is described below:

A. Harold Howell, age 54, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time, he has been active in the overall administration of Boston Financial and its affiliates, but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management Division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and is involved in the management of the firm. Mr. Howell recently spent a two year sabbatical from Boston Financial as a Visiting Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded International M.B.A. Program in Barcelona, Spain. While there he taught courses in business strategy and real estate finance.

William E. Haynsworth, age 56, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the firm's Senior Leadership Team and participates in the structuring of real estate investments and the development of new business opportunities.

Georgia Murray, age 45, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray currently serves on the firm's Senior Leadership Team and is involved in the structuring and selling of institutional tax credit products. Previously, she managed Boston Financial's Investment Real Estate and Asset Management divisions. She also serves as a director of Atlantic Bank and Trust Company.

Fred N. Pratt, Jr., age 51, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of the General Partner of Boston Financial.

Item 11. Management Remuneration

Neither the directors and officers of BFTG nor any other individual with significant involvement in the business of the Partnership receive any current or proposed remuneration from the Partnership.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The equity securities registered by the Partnership under Section 12(g) of the Act consist of 22,000 Units, of which 21,910 were sold to the public. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership. No limited partner is known to the Partnership to be the beneficial owner of more than 5% of the outstanding Units.

BFTG Property Ventures, Inc., an affiliate of the General Partners, owns five (unregistered) Units.

Except as described in the preceding paragraph, neither BFTG, Milk Street, Boston Financial, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

Information required under this Item is contained in Note 7 to the Financial Statements included in this Report on Form 10-K. The affiliates of the Managing General Partner which have received or may receive fee payments and expense reimbursements from the Partnership are described below:

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Under an agreement between the Partnership and Boston Financial (as successor by merger to Fund Service Corporation), Boston Financial provides day-to-day management services in connection with the Partnership's investments in Local Limited Partnerships, and receives certain reimbursements for such services. Currently, Boston Financial receives an annual fee (the "Management Fee") equal to 10% of the Partnership's share of cash flow from Local Limited Partnerships. However, the Management Fee is subject to certain limitations, and to reduction under certain circumstances and is non-cumulative and payable only out of available Partnership funds. Since inception, Management Fees amounting to $128,243 have been paid to Boston Financial.

Information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and expenses reimbursed or reimbursable to Boston Financial and its affiliates, during each of the three years ended December 31, 1995 is presented below and in Note 7 to the Financial Statement included in Item 8 of this Report on Form 10-K.

                                               1995      1994       1993
                                               ----      ----       ----

Cash distributions to General Partners        $  --     $ 5,767   $ 5,767

Salaries and benefits expense reimbursement    68,722    57,909    54,584

Management Fees                                26,059    10,098    19,800



                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and the auditor's report relating thereto, are submitted as a separate section of this Report on Form 10-K. See Index to Financial Statements and Schedules on page F-1 hereof.

The reports of other auditors relating to the audits of the financial statements of Local Limited Partnerships which were referred to and relied upon in the report of independent certified public accountants upon the Partnership's financial statements and financial statement schedule, appear in Exhibit (28)(a) of this report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

(a)(3) and (c) Exhibits

                                                              Page Number or
Number and Description in Accordance with                     Incorporation
Item 601 of Regulation S-K                                    by Reference to

4. Instruments defining the rights of security holders, including indentures

     4.1        Second Amended and Restated Agreement       Exhibit C to Report
                and Certificate of Limited Partner-       on Form 10-K for 1981
                ship dated as of February 1, 1982

     10.1.1     Management Agreement between Boston       Exhibit 10A to Regis-
                Financial Apartments Associates, L.P.,     tration Statement on
                and Fund Service Corporation dated as      Form S-11 [File No.
                of August 31, 1981                         2-73448] dated
                                                           August 31, 1981

                                                               Page Number or
Number and Description in Accordance with                      Incorporation
Item 601 of Regulation S-K                                    by Reference to


     10.1.2     Amendment No. 1, dated January 1          Exhibit 10A to
                1982, to Management Agreement with        Amendment No. 1 to
                Fund Service Corporation dated as         Registration State-
                of August 31, 1981                        ment on Form S-11
                                                          [File No. 2-73448]
                                                          dated October 14,
                                                          1981

28.  Additional Exhibits

     (a)   28.1  Reports of Other Auditors

     (b)   Audited financial statements of Investee Local Limited
           Partnerships

           Overland Station Investment Company

     (c)   Reports on Form 8-K

           No Reports on Form 8-K were filed during the fourth quarter ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/ Georgia Murray                          Date:  March 29, 1996
         -------------------------------
         Georgia Murray
         Vice President, Treasurer, Clerk
         and Director





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





     By:   /s/Fred N. Pratt, Jr.                       Date:  March 29, 1996
         --------------------------
         Fred N. Pratt, Jr.
         Chief Executive Officer of Boston
         Financial Group Limited Partnership



     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By:  /s/Georgia Murray                             Date:  March 29, 1996
         -------------------------------
         Georgia Murray
         Vice President, Treasurer, Clerk
         and Director

Item 14 (a).  Financial Statements and Supplementary Data


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                          1995 FORM 10-K ANNUAL REPORT

                                      INDEX

                                                                    Sequential
                                                   Page No.           Page No.

Report of Independent Accountants                    F-2

Financial Statements:

    Balance Sheets - December 31, 1995 and 1994      F-3

    Statements of Operations - For the Years Ended
      December 31, 1995, 1994 and 1993               F-4

    Statements of Partners' Equity (Deficiency) -
      For the Years Ended December 31, 1995, 1994,
      and 1993                                       F-5

    Statements of Cash Flows - For the Years
      Ended December 31, 1995, 1994 and 1993         F-6

    Notes to the Financial Statements                F-7

Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated
      Depreciation                                  F-14


See also Index to Exhibits on Page K-16 for the financial statements of the Investee Local Limited Partnerships included as a separate exhibit in this Annual Report on Form 10-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Apartments Associates, L.P.
(A Limited Partnership)


We have audited the balance sheets of Boston Financial Apartments Associates, L.P. (a limited partnership) ("the Partnership") as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficiency), and cash flows and the financial statement schedule listed in Item 14 (a) of this Report on Form 10-K for each of the three years in the period ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The Partnership accounts for its investments in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. As of December 31, 1995 and 1994, 0 percent and 5 percent of total assets, respectively, and, in each of the three years ended December 31, 1995, 1994, and 1993, 100 percent of equity in income (losses), reflected in the financial statements of the Partnership, relate to investments in Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Boston, Massachusetts                                 COOPERS & LYBRAND L.L.P.
March 22, 1996

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                                 BALANCE SHEETS

                           December 31, 1995 and 1994


                                                             1995            1994
                                                           ---------       -------
Assets

Current assets:
     Cash and cash equivalents                             $   121,361    $   350,435
     Interest receivable                                        18,444         11,300
     Other current assets                                        5,594          4,518
                                                           -----------    -----------
              Total current assets                             145,399        366,253

Marketable securities, at fair value (Note 3)                  998,083      1,024,156

Investment in Local Limited Partnerships (Note 4)                 --           68,515
                                                           -----------    -----------
              Total Assets                                 $ 1,143,482    $ 1,458,924
                                                           ===========    ===========


Liabilities and Partners' Deficiency

Current liabilities:
     Accounts payable to affiliate (Note 7)                $     8,972    $    14,233
     Accounts payable and accrued expenses                      20,667         33,910
     Deferred credit (Note 8)                                     --          450,000
     Notes payable and accrued interest (Note 5)             1,168,750      1,113,750
                                                           -----------    -----------
              Total current liabilities                      1,198,389      1,611,893

Notes payable and accrued interest (Note 5)                       --          685,833
                                                           -----------    -----------
              Total Liabilities                              1,198,389      2,297,726

Partners' Deficiency                                           (54,907)      (838,802)
                                                           -----------    -----------
              Total Liabilities and Partners' Deficiency   $ 1,143,482    $ 1,458,924
                                                           ===========    ===========

The accompanying notes are an integral part of the financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1995, 1994 and 1993


                                                                                   1995           1994         1993
                                                                                -----------    -----------    -----------


Revenue:
   Distribution income (Note 2)                                                $   255,227    $    80,872    $   180,106
    Investment                                                                      72,139         16,792         61,409
    Other                                                                            4,400          4,261          3,600
                                                                                -----------    -----------    -----------
         Total Revenue                                                             331,766        101,925        245,115
                                                                                -----------    -----------    -----------

Expenses:
     General and administrative expense (includes
       reimbursement to affiliates in the amounts of
       $68,722, $57,909 and $54,584) (Note 7)                                       118,735        127,505        112,205
     Interest expense (Note 5)                                                       55,000         85,000         85,000
     Management Fees, related party (Note 7)                                         26,059         10,098         19,800
                                                                                -----------    -----------    -----------
              Total Expenses                                                        199,794        222,603        217,005
                                                                                -----------    -----------    -----------

Income  (loss)  before  loss  on liquidation  of  interest  in  Local  Limited
     Partnership, equity in income (losses) of Local Limited Partnerships and
     cancellation of indebtedness                                                   131,972      (120,678)        28,110

Loss on liquidation of interest in  Local
     Limited Partnership (Note 8)                                                  (773,964)          --             --

Equity in income (losses) of Local Limited
     Partnerships (Note 4)                                                        1,985,647       (112,456)        29,479
                                                                                -----------    -----------    -----------

Income (loss) before extraordinary item                                           1,343,655       (233,134)        57,589

Extraordinary gain on cancellation
     of indebtedness (Note 8)                                                        61,000           --             --
                                                                                -----------    -----------    -----------

Net Income (Loss)                                                               $ 1,404,655    $  (233,134)   $    57,589
                                                                                ===========    ===========    ===========

Net Income (Loss) allocated:
     To the General Partners                                                    $   101,191    $   (11,657)   $     2,880
     To the Limited Partners                                                      1,303,464       (221,477)        54,709
                                                                                -----------    -----------    -----------
                                                                                $ 1,404,655    $  (233,134)   $    57,589
                                                                                ===========    ===========    ===========

Income (loss) before extraordinary item allocated
     to the Limited Partners per Limited Partnership
     Unit (21,915 Units)                                                        $     56.83    $    (10.11)   $      2.50
                                                                                ===========    ===========    ===========

Extraordinary gain on cancellation of indebtedness
     allocated to the Limited Partners per Limited
     Partnership Unit (21,915 Units)                                            $      2.65    $      --      $      --
                                                                                ===========    ===========    ===========

Net Income (Loss) per Limited Partnership
     Unit (21,915 Units)                                                        $     59.48    $    (10.11)   $      2.50
                                                                                ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

              For the Years Ended December 31, 1995, 1994 and 1993

                                                                        Unrealized
                                         General         Limited          Gains
                                         Partners        Partners        (Losses)        Total
Balance at December 31, 1992           $  (988,665)   $   581,280    $      --      $  (407,385)
   Cash distributions                       (5,767)      (109,575)          --         (115,342)
   Net income                                2,880         54,709           --           57,589
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1993              (991,552)       526,414           --         (465,138)
   Cash distributions                       (5,767)      (109,575)          --         (115,342)
   Unrealized loss on marketable
       securities available for sale          --             --          (25,188)       (25,188)
   Net loss                                (11,657)      (221,477)          --         (233,134)
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1994            (1,008,976)       195,362        (25,188)      (838,802)
   Cash distributions (Note 8)                --         (657,450)          --         (657,450)
   Unrealized gain on marketable
       securities available for sale          --             --           36,690         36,690
   Net income                              101,191      1,303,464           --        1,404,655
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1995           $  (907,785)   $   841,376    $    11,502    $   (54,907)
                                       ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1995, 1994 and 1993


                                                                                        1995            1994         1993
                                                                                    ------------      ----------    --------
Cash flows from operating activities:
     Net income (loss)                                                             $ 1,404,655    $  (233,134)   $    57,589
     Adjustments to reconcile net income (loss)
      to net cash used for operating activities:
        Loss on liquidation of interest in
          Local Limited Partnership                                                    773,964           --             --
        Distribution income included in cash distributions
         received from Local Limited Partnerships                                     (255,227)       (80,872)      (180,106)
        Equity in (income) loss of Local Limited Partnerships                       (1,985,647)       112,456        (29,479)
        Extraordinary item:
          Cancellation of indebtedness                                                 (61,000)          --             --
        (Gain) loss on sale of marketable securities                                    (3,241)        28,745           --
        Increase (decrease) in cash arising from changes in operating assets and liabilities:
           Interest receivable                                                          (7,144)         4,376         (7,145)
           Other current assets                                                         (1,076)        (1,462)          (646)
           Accounts payable to affiliates                                               (5,261)         2,946         (4,463)
           Accounts payable and accrued expenses                                       (13,243)         5,517          7,565
           Notes payable and accrued interest                                           55,000         85,000         85,000
                                                                                   -----------    -----------    -----------
Net cash used for operating activities                                                 (98,220)       (76,428)       (71,685)
                                                                                   -----------    -----------    -----------

Cash flows from investing activities:
     Net decrease in marketable securities                                                --             --            6,552
     Purchases of marketable securities                                             (1,343,590)    (1,400,943)          --
     Proceeds from sales and maturities of
       marketable securities                                                         1,409,594      1,347,062           --
     Investment in Local Limited Partnerships                                             --          (25,000)          --
     Deferred credit                                                                      --          450,000           --
     Cash distributions received from Local
       Limited Partnerships                                                          1,085,425        100,983        197,996
                                                                                   -----------    -----------    -----------
Net cash provided by investing activities                                            1,151,429        472,102        204,548
                                                                                   -----------    -----------    -----------

Cash flows from financing activities:
     Cash distributions                                                               (657,450)      (115,342)      (115,342)
     Payment of note payable and accrued interest                                     (624,833)          --             --
                                                                                   -----------    -----------    -----------
Net cash used for financing activities                                              (1,282,283)      (115,342)      (115,342)
                                                                                   -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  (229,074)       280,332         17,521

Cash and cash equivalents, beginning of the year                                       350,435         70,103         52,582
                                                                                   -----------    -----------    -----------

Cash and cash equivalents, end of the year                                         $   121,361    $   350,435    $    70,103
                                                                                   ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS

1.       Organization

Boston Financial Apartment Associates, L.P., ("the Partnership") is a limited partnership formed on July 21, 1981, under the Uniform Limited Partnership Act of the State of Delaware. The Partnership was organized to invest, as a limited partner, in other limited partnerships ("Local Limited Partnerships") which own and operate multi-family residential properties.

BFTG Residential Properties, Inc. ("the Managing General Partner") is an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"). Milk Street Housing Associates, L.P. (originally organized under the name Franklin Housing Associates), the other general partner, is a limited partnership of which the partners are employees or former employees of Boston Financial. The initial limited partner is BFTG Property Ventures, Inc., an affiliate of Boston Financial.

During 1981 and 1982, the Partnership sold limited partnership units producing gross offering proceeds of $21,910,000. Such amounts exclude five unregistered units previously acquired for $1,000 each by the initial limited partner, an affiliate of the general partners.

Profits and losses are allocated 95% to the Limited Partners and 5% to the General Partners. In the case of certain events defined in the Partnership Agreement, the allocation of the related profits and losses would be different from that described above. Profits and losses arising from a sale or refinancing are generally allocated 99% to the limited partners and 1% to the General Partners.

Cash Available for Distribution, as defined in the Partnership Agreement, is allocated 95% to the Limited Partners and 5% to the General Partners.

Sale or Refinancing Proceeds, as defined in the Partnership Agreement, will be allocated first to the Limited Partners in the amount of their Adjusted Capital Contribution, as defined, and then 85% to the Limited Partners and 15% to the General Partners, after adjustment for certain priority distributions.

At December 31, 1995, reserves, as defined in the Partnership Agreement, prior to a Limited Partner distribution in January, 1996 of $219,150, totaled approximately $1,090,000. Such reserves may be increased or decreased as deemed appropriate from time to time by the Managing General Partner. Substantially all of these reserves are invested for the purpose of providing revenue to the Partnership for ongoing operations and contingencies.


2.       Significant Accounting Policies

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in loss plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is presented as "Distribution Income" in the accompanying financial statements.

To the extent that the Partnership's investment in a Local Limited Partnership exceeded the Partnership's share of

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

fair value of net assets at the time of such investment, such amounts are being amortized over the life of the principal assets of the Local Limited Partnership (39 years). Such amortization is included in the equity in loss of the Local Limited Partnership.

Cash and cash equivalents consist of short-term money market instruments with maturities of ninety days or less at acquisition.

Marketable securities consists primarily of U.S. Treasury Notes and various asset-backed investment vehicles. As of January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards Number 115 - Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the Partnership's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains or losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported in separate components of partners' equity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Partnership.

Certain amounts in the prior year financial statements have been reclassified herein to conform with current year presentation.


3.   Marketable Securities

A summary of marketable securities at December 31, 1995 and 1994 are as follows:

                                                         Gross        Gross
                                                        Unrealized  Unrealized        Fair
                                           Cost          Gains        Losses         Value

Debt securities issued by the US
     Treasury and other US government
     agencies                           $  729,567   $    9,410   $     --      $  738,977

Mortgage backed securities                  97,453          259         --          97,712

Other debt securities                      159,561        2,094         (261)      161,394
                                        ----------   ----------   ----------    ----------

Balance at December 31, 1995            $  986,581   $   11,763   $     (261)   $  998,083
                                        ==========   ==========   ==========    ==========

Debt securities issued by the US
     Treasury and other US government
     agencies                           $  562,302   $      947   $   (7,637)   $  555,612

Mortgage backed securities                 255,718           64      (13,716)      242,066

Other debt securities                      231,324         --         (4,846)      226,478
                                        ----------   ----------   ----------    ----------

Balance at December 31, 1994            $1,049,344   $    1,011    $ (26,199)   $1,024,156
                                         ==========   ==========    ===========  =========

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (continued)

3.   Marketable Securities (continued)

The contractual maturities at December 31, 1995 are as follows:

                                               Fair
                                Cost          Value
Due in one year to five years   $889,128   $900,371
Mortgage backed securities        97,453     97,712
                                --------   --------
                                $986,581   $998,083
                                ========   ========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $1,410,000 and $1,347,000 during the years ended December 31, 1995 and 1994, respectively. Included in investment income are gross gains of $11,081 and gross losses of $7,840 that were realized on the sales in 1995 and gross gains of $297 and gross losses of $29,042 that were realized on the sales in 1994.


4.   Investment in Local Limited Partnerships

As of December 31, 1995,  1994 and 1993, the  Partnership's  Investment in Local
Limited Partnerships, at cost, was as follows:

                      Capital Contribu-   Net Equity       Cash
                      tions and Related   in Income      Distributions
  Local Limited       Acquisition Costs   (Losses)        Received               Net
  Partnerships           (Cumulative)     (Cumulative)  (Cumulative) (1)      Investment
------------------  -----------------    ------------    --------------- ---------------
Bear Creek               $    796,556    $   (290,570)   $   (505,986)   $       --
Buttonwood Tree             1,482,996      (1,482,996)           --              --
Captain's Landing           1,057,682      (1,057,682)           --              --
Chelsea Village             2,076,589      (2,076,589)           --              --
Mountain View                 422,593        (422,593)           --              --
Oakdale Manor               1,522,621      (1,522,621)           --              --
Oakwood Terrace               614,643        (614,643)           --              --
Overland Station            1,232,286         816,511      (1,274,833)        773,964
Park Hill                     825,501        (713,066)       (112,435)           --
Pheasant Ridge              1,050,237        (972,180)        (78,057)           --
The Woods of Castleton      2,025,681      (2,025,681)           --              --
Westpark Plaza              1,846,469      (1,115,914)       (730,555)           --
Woodbridge                  1,077,161      (1,077,161)           --              --
Woodmeade South             1,619,452      (1,619,452)           --              --
Youngstoun                    935,861        (935,861)           --              --
                         ------------    ------------    ------------    ------------
   Subtotal                18,586,328     (15,110,498)     (2,701,866)        773,964

Less dispositions:
Overland Station           (1,232,286)       (816,511)      1,274,833        (773,964)
Captain's Landing          (1,057,682)      1,057,682            --              --
Oakwood Terrace              (614,643)        614,643            --              --
                         ------------    ------------    ------------    ------------

     Balance at
     December 31, 1995   $ 15,681,717    $(14,254,684)   $ (1,427,033)   $       --
                         ============    ============    ============    ============

                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS (continued)

4.   Investment in Local Limited Partnerships (continued)



                   Capital Contribu-   Net          Cash
                   tions and Related  Equity       Distributions
   Local Limited   Acquisition Costs in Losses      Received          Net
   Partnerships      (Cumulative)   (Cummulative)  (Cumulative) (1)  Investment
----------------  ----------------- ------------    ---------------  --------------


Balance at
December 31, 1994   $ 16,914,003   $(15,679,047)   $ (1,166,441)   $     68,515
                    ============   ============    ============    ============

Balance at
December 31, 1993   $ 17,503,646   $(16,262,103)   $ (1,065,461)   $    176,082
                    ============   ============    ============    ============


(1) Included in cash distributions received is cumulative distribution income of $809,863 which was received from four Local Limited Partnerships with carrying values of zero.

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested at December 31, 1995, 1994 and 1993 is as follows:


Summarized Balance Sheets - as of December 31


                                                        1995            1994             1993
                                                    -------------   -------------      ---------
Assets:
   Investment property, net                         $ 34,837,385    $ 38,306,752    $ 44,199,813
   Current assets                                      2,367,475       1,693,208       2,065,667
   Other assets                                        3,765,007       4,065,138       3,808,137
                                                    ------------    ------------    ------------
       Total Assets                                 $ 40,969,867    $ 44,065,098    $ 50,073,617
                                                    ============    ============    ============

Liabilities and Partners' Equity Deficiency:
   Long-term debt                                   $ 54,829,483    $ 51,864,088    $ 64,641,919
   Current liabilities                                 6,296,906      16,675,916       7,902,233
   Other liabilities                                   5,474,160       1,064,796       6,948,147
                                                    ------------    ------------    ------------
       Total Liabilities                              66,600,549      69,604,800      79,492,299

   Partners' Deficiency                              (25,630,682)    (25,539,702)    (29,418,682)
                                                    ------------    ------------    ------------
       Total Liabilities and Partners' Deficiency   $ 40,969,867    $ 44,065,098    $ 50,073,617
                                                    ============    ============    ============


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS (continued)

4.       Investment in Local Limited Partnerships (continued)

Summarized Income Statements
For the Twelve Months Ended December 31
                                       1995            1994            1993
                                   -------------   -------------      ---------

Rental and other income             $ 12,073,102    $ 12,311,899    $ 13,630,971
                                    ------------    ------------    ------------

Expenses:
   Operating expenses                  6,804,825       7,021,713       7,789,435
   Interest expense                    4,750,487       4,818,251       5,636,275
   Depreciation and amortization       1,917,922       2,323,321       2,422,510
                                    ------------    ------------    ------------
     Total Expenses                   13,473,234      14,163,285      15,848,220
                                    ------------    ------------    ------------

       Net Loss                     $ (1,400,132)   $ (1,851,386)   $ (2,217,249)
                                    ============    ============    ============

Partnership's share of net loss     $ (1,364,397)   $ (1,817,919)   $ (2,180,367)
                                    ============    ============    ============

Other partners' share of net loss   $    (35,735)   $    (33,467)   $    (36,882)
                                    ============    ============    ============

As discussed in Note 8, the managing general partner of Overland Station Investment Company, a Local Limited Partnership in which the Partnership has invested, sold the property on January 12, 1995. From the sale, the Partnership has recognized $2,067,424 of equity in income. This amount was offset by the recognition of $18,627 of previously unrecognized equity in losses.

The Partnership has not recognized equity losses of $1,556,474, $1,786,335 and $2,389,952 in the years ended December 31, 1995, 1994 and 1993, respectively. These unrecognized losses relate to Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded their total investment.


5.   Notes Payable and Accrued Interest

Purchase Notes, bearing interest at 10%, had been issued by the Partnership with respect to its investments in certain Local Limited Partnerships. Subject to conditions of the note agreements, interest is payable principally from cash distributions received from the respective Local Limited Partnerships. The principal amounts, together with any accrued but unpaid interest, will be due at maturity or earlier upon sale of the Local Limited Partnership's assets. The notes and interest are collateralized by a security interest in the Partnership's interest in the Local Limited Partnership, with recourse limited to such security. For the years ended December 31, 1995, 1994, and 1993 accrued interest in the amount of $55,000, $85,000, $85,000, respectively, has been charged to operations.

As discussed in Note 8, the managing general partner of Overland Station Investment Company, a Local Limited Partnership in which the Partnership has invested, sold the property on January 12, 1995. The Partnership received sales proceeds in the amount of $1,274,833. The Partnership used a portion of the sales proceeds to pay down $624,833 of an acquisition note payable and accrued interest which totaled $685,833. The $61,000 balance of these obligations has been canceled and is recorded as such on the Partnership's financial statements.

Since April 1, 1985, the Partnership has been obligated to pay interest from its own funds on the Oakdale note. The Partnership negotiated with the seller of Oakdale to defer these payments, and as such, since October 1, 1986 interest has been accrued but not paid. The General Partner is currently attempting to negotiate an extension with the lender of the Oakdale note payable which was due on April 1, 1995. However, no assurances can be made that the Partnership will be able to negotiate an extension on terms acceptable to both parties. If the General Partner is unable to negotiate an extension, it is prepared to relinquish its limited partnership interest in Oakdale to the

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS (continued)

5.   Notes Payable and Accrued Interest (continued)

lender. If the Partnership does relinquish its interest in Oakdale, this will have no effect on the Partnership's financial statements, except for the possibility of cancellation of indebtedness income, since the Partnership is a limited partner and the investment in Oakdale currently has a carrying value of zero. However, if the Partnership relinquishes its interest, it will be precluded from realizing any residual value of Oakdale upon liquidation. However, for tax purposes, a consequence of the foreclosure will be that the Partnership will receive allocations of capital gain and cancellation of indebtedness income. At the individual investor level, the capital gain and cancellation of indebtedness income can be offset by passive losses, both current and suspended. The balances of notes payable and accrued interest are as follows:

 Local Limited                   Notes          Accrued
 Partnership                    Payable        Interest       Total

Balance at December 31, 1995:
Oakdale Manor                   $  550,000   $  618,750   $1,168,750
                                ==========   ==========   ==========

Balance at December 31, 1994:
Overland Station                $  300,000   $  385,833   $  685,833
Oakdale Manor                      550,000      563,750    1,113,750
                                ----------   ----------   ----------
                                $  850,000   $  949,583   $1,799,583
                                ==========   ==========   ==========

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement income or loss to the income or loss reported on Form 1065, US. Partnership Return of
Income:

                                             1995          1994           1993
                                         -----------    ------------     --------

Income (loss) per financial statements   $ 1,404,655    $  (233,134)   $    57,589
Distribution income recognized for
   book purposes                            (255,227)       (80,872)      (180,106)
Equity in losses not recognized
   currently for book purposes            (1,301,247)    (1,736,519)    (2,240,900)
Gain on disposition of Captain's
   Landing for tax purposes                     --             --        4,360,952
Gain (Loss) on disposition of Oakwood
   Terrace for tax purposes                   (4,430)     2,496,855           --
Gain on disposition of Overland
   Station for tax purposes in
   excess of gain for book purposes        2,049,977           --             --
Additional depreciation and
   amortization for tax purposes            (900,664)      (959,878)      (958,582)
Other differences, net                       332,366        397,698        756,119
                                         -----------    -----------    -----------
Income (loss) per tax return             $ 1,325,430    $  (115,850)   $ 1,795,072
                                         ===========    ===========    ===========

The carrying value of the Partnership's Investment in Local Limited Partnerships for financial reporting purposes is approximately $44,400,000 greater than the carrying value of such assets for tax purposes. The difference is partially a result of the fact that, for financial reporting purposes, the Partnership does not recognize equity losses from a Local Limited Partnership once a Local Limited Partnership's carrying value has been reduced to zero. Such unrecognized losses total approximately $19,391,000 at December 31, 1995. The remaining difference is mainly due to accelerated depreciation taken for tax purposes. The carrying value of all other assets and liabilities is the same for financial reporting and tax purposes.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS (continued)

7. Transactions with Affiliates

Included in general and administrative expenses are amounts that the Partnership has paid to an affiliate of the Managing General Partner for reimbursement of salaries and benefits.

In accordance with the Partnership Agreement, Boston Financial currently receives a Management Fee equal to 10% of the Partnership's share of Cash Flow from Local Limited Partnerships. However, the fee is subject to certain limitations, and to reduction under certain circumstances. The fee is non-cumulative and is payable only from available Partnership funds. Management Fees totaling $26,059, $10,098 and $19,800 were incurred during 1995, 1994 and 1993, respectively, which relate to cash distributions received in those years. At December 31, 1995, $4,358 of Management Fees were payable to Boston Financial.


8.   Disposition of Investments in Local Limited Partnership

The managing general partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership has recognized $2,067,424 of equity in income. This amount was offset by the recognition of $18,627 of previously unrecognized equity in losses. Also, as a result of the sale, the Partnership has recognized a loss on the sale of Overland Station in the amount of $773,964. This amount represents the remaining carrying value of the partnership's investment in the Local Limited Partnership.

The Partnership received sales proceeds in the amount of $1,274,833, $450,000 of which was received in 1994. The Partnership used a portion of the sales proceeds to pay down $624,833 of an acquisition note payable and accrued interest which totaled $685,833. The $61,000 balance of these obligations has been canceled and is recorded as such on the Partnership's financial statements. The Partnership has distributed the balance of the sales proceeds plus accrued interest in the amount of $657,450.

On  January  12,  1994,  the  United  States  Department  of  Housing  and Urban
Development held a foreclosure auction to dispose of the property owned by Oakwood Terrace Associates, Ltd. The property sold for $1,790,000, all of which was remitted to HUD to repay a portion of the mortgage. The disposition of this interest did not have any effect on income of the Partnership for financial reporting purposes, as the net investment balance of the interest was zero.

On December 31, 1993, the Partnership transferred its interest in Captain's Landing to an unrelated purchaser for an amount equal to the Partnership's costs associated with the transfer. The transfer of the interest had no effect on income of the Partnership for financial reporting purposes, as the net investment balance of the interest was zero.


9.   Subsequent Events

Bankruptcy plans for Woodmeade South Apartments and Mountain View Apartments became effective on March 24, 1996. These bankruptcies will not have a material effect on the Partnership for financial reporting purposes since the Partnership is a limited partner and the two Local Limited Partnerships currently have a carrying value of zero. However, the Partnership will be precluded from realizing any residual value of the properties upon liquidation.

                   BOSTON FINANCIAL APARTMENT ASSOCIATES, L.P.
                             (A Limited Partnership)
                                  Schedule III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1995


                                                                          Initial cost to company         Costs capitalized
                                                                        ---------------------------------- -------------------
                    Description                        Encumbrances*         Land         Improvements       acquisition
-----------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:
Bear Creek, Asheville, North Carolina                       $2,483,693          $149,000      $2,819,071             $372,515
Buttonwood Tree, Wichita, Kansas                             6,366,650           318,406       6,193,995              294,459
Chelsea Village, Indianapolis, Indiana                       6,949,583         1,360,775       6,404,143               80,068
Mountain View, Knoxville, Tennessee                          1,796,667           120,459       1,855,657               16,086
Oakdale Manor, Beaumont, Texas                               3,446,573           243,050       3,645,321               40,059
Park Hill, Lexington, Kentucky                               2,713,981           300,000       3,510,411              213,967
Pheasant Ridge, Moline, Illinois                             3,909,400           265,000       5,173,010              259,238
The Woods of Castleton, Indianapolis, Indiana                7,628,428         1,634,440       6,774,231               40,317
Westpark Plaza, Chico, California                            5,109,810           292,739       4,396,626               28,330
Woodbridge, Bloomington, Indiana                             4,254,765           905,377       3,775,429             (303,032)
Woodsmeade South, Knoxville, Tennessee                       6,909,554           250,823       7,215,911               78,822
Youngstoun, Hagerstown, Maryland                             3,867,904           291,000       4,159,801              106,574
                                                            ----------          ---------      ----------            ---------
                                                            $55,437,008        $6,131,069     $55,923,606           $1,227,403
                                                     ===========================================================================

                                               Gross amounts at which carried
                                                   at close of period (a)                                           Depreciation in
                                                               Building and          Accumulated    Date of   Date    latest income
                Description                   Land         Improvements   Total    Depreciation Construc- Acquired    statement is
                                                                                                      tion               computed
------------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:

Bear Creek, Asheville, North Carolina          $149,000        $3,191,586   $3,340,586  $1,305,070  1982   8/25/83     5-40 years
Buttonwood Tree, Wichita, Kansas                327,879         6,478,981    6,806,860   2,479,840  1980   2/24/82     5-40 years
Chelsea Village, Indianapolis, Indiana        1,375,984         6,469,002    7,844,986   3,665,311  1982    7/2/82     5-40 years
Mountain View, Knoxville, Tennessee             120,459         1,871,743    1,992,202     669,823  1982   12/8/82     5-40 years
Oakdale Manor, Beaumont, Texas                  243,050         3,685,380    3,928,430   1,335,523  1982    5/5/83     5-40 years
Park Hill, Lexington, Kentucky                  300,000         3,724,378    4,024,378   1,953,790  1982   4/22/82     5-40 years
Pheasant Ridge, Moline, Illinois                274,082         5,423,166    5,697,248   1,882,028  1982   7/30/82     5-40 years
The Woods of Castleton, Indianapolis, Indiana 1,634,440         6,814,548    8,448,988   3,895,110  1982   5/28/82     5-40 years
Westpark Plaza, Chico, California               292,739         4,424,956    4,717,695   4,396,626  1982    4/5/82     5-40 years
Woodbridge, Bloomington, Indiana                905,377         3,472,397    4,377,774   1,880,594  1982    7/9/82     5-40 years
Woodsmeade South, Knoxville, Tennessee          256,973         7,288,583    7,545,556   2,708,830  1982    4/7/82     5-40 years
Youngstoun, Hagerstown, Maryland                534,695         4,022,680    4,557,375   2,272,148  1982   2/18/83     5-40 years

                                             ======================================================
                                             $6,414,678       $56,867,400  $63,282,078 $28,444,693
                                             ======================================================

Real estate investments

                                                                          1995                     1994                     1993
                                                                     ------------            ------------              ------------

Balance at beginning of period                                       $ 66,652,259             $ 74,383,340             $ 74,093,356
Additions during period                                                   454,659                  385,207                  292,396
Less retirements during period                                         (3,824,840)              (8,116,288)                  (2,412)
                                                                     ------------             ------------             ------------
Balance at close of period                                           $ 63,282,078             $ 66,652,259             $ 74,383,340
                                                                     ============             ============              ===========
Accumulated depreciation

Balance at beginning of period                                       $ 28,345,507             $ 28,966,732             $ 26,627,378
Depreciation                                                            1,851,643                2,053,014                2,339,837
Less retirements                                                       (1,752,457)              (2,674,239)                    (483)
                                                                     ------------             ------------             ------------
Balance at close of period                                           $ 28,444,693             $ 28,345,507             $ 28,966,732
                                                                     ============             ============             ============

(a) There is no difference between the aggregate cost for Federal income tax purposes and the aggregate cost at which the assets are carried on the books at the close of the period.

* Mortgage notes payable represent non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 7.1% to 9.75%. The partnership has not guaranteed any of these mortgage notes payable.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                          1995 Form 10-K Annual Report
                  Item 14(c)(28)(a) Reports of Other Auditors

[Letterhead]
[Logo]
KPMG Peat Marwick LLP

                          Independent Auditors' Report




The Partners
Bear Creek Apartments Associates:

We have audited the accompanying balance sheet of Bear Creek Apartments Associates (a Limited Partnership), FHA Project No. 053-35071-PM as of December 31, 1995, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Creek Apartments Associates as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issue a report dated February 2, 1996, on our consideration of Bear Creek Apartments Associate's internal control structure, and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in Schedules 1 through 4 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 2, 1996                                    /s/ KPMG Peat Marwick LLP

[Letterhead]
[Logo]
Ernst& Young LLP


                         Report of Independent Auditors


The Partners of Bear Creek Apartments Associates and the Federal Housing Administration

We have audited the accompanying balance sheet of Bear Creek Apartments Associates (a Limited Partnership), FHA Project No. 053-35071-PM as of December 31, 1994, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Creek Apartments Associates (a limited partnership), as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information listed on pages 12 through 18 is presented for the purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



 January 26, 1995                                   /s/ Ernst & Young LLP

[Letterhead]
[Logo]
Ernst& Young


                         Report of Independent Auditors


The Partners of Bear Creek Apartments Associates and the Federal Housing Administration

We have audited the accompanying balance sheet of Bear Creek Apartments Associates (a limited partnership), FHA Project No. 053-35071-PM as of December 31, 1993, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Creek Apartments Associates (a limited partnership) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information listed on pages 11 through 17 is presented for the purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



January 17, 1994                                    /s/ Ernst & Young

                                                           [Letterhead]
                                                           [Logo]
                                                           Grant Thorton

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The General Partner
Buttonwood Tree Apartments, Ltd.

We have audited the accompanying balance sheet of Buttonwood Tree Apartments Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1995, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buttonwood Tree Apartments Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issue a report dated January 11, 1996, on our consideration of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM's internal control structure, and reports dated January 11, 1996, on its compliance with specific requirements applicable to major HUD programs and specific requirements.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information (shown on pages 12 to 17) is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Buttonwood Tree Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Grant Thorton LLP
Wichita, Kansas
January 11, 1996

                                                           [Letterhead]
                                                           [Logo]
                                                           Grant Thorton


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The General Partner
Buttonwood Tree Apartments, Ltd.

We have audited the accompanying balance sheet of Buttonwood Tree Apartments Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1994, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report is presented for the purposes of additional analysis and are not a required part of the basic financial statements of Buttonwood Tree Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Grant Thorton LLP
Wichita, Kansas
January 13, 1995

                                                           [Letterhead]
                                                           [Logo]
                                                           Grant Thorton


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The General Partner
Buttonwood Tree Apartments, Ltd.

We have audited the accompanying balance sheet of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1993, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Buttonwood Tree Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Grant Thorton
Wichita, Kansas
January 14, 1994

[Letterhead]
[Logo]
Ernst& Young LLP



                  Report of Independent Auditors



To the Partners
Chelsea Village, L.P.

We have audited the accompanying balance sheet of Chelsea Village, a limited Partnership -- Project No. 073-35437-PM as of December 31, 1995, and the related statements of profit and loss, changes in partners' capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Village at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issue a report entitled "Independent Auditors' Report on Internal Control Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated January 22, 1996 on our consideration of the Partnership's internal control structure, and a report entitled "Independent Auditors' Report on Compliance with Laws and Regulations in Accordance with Government Auditing Standards" dated January 22, 1996, on its compliance with applicable laws and regulations.

As discussed in Note 2 to financial statements, the Partnership's recurring deficiencies in cash flow raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data listed on the contents page is presented for the purpose of additional analysis and is not a required part of the financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in our audit of the financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                         /s/Ernst & Young LLP

January 22, 1996

[Letterhead]
[Logo]
Ernst& Young LLP



                            REPORT OF INDEPENDENT AUDITORS



To the Partners
Chelsea Village

We have audited the accompanying balance sheets of Chelsea Village, a limited Partnership -- Project Number 073-35437-PM as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Village at December 31, 1994 and 1993, and the results of its operations and its cash flows each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note B to financial statements, the Partnership's recurring deficiencies in cash flow raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/Ernst & Young LLP

January 17, 1995

[Letterhead]
[Logo]
Funchess, Mills, White & Co.


                          Independent Auditors' Report



To the Partners                                      HUD Field Office Director
Oakdale Manor, Ltd.                                  Houston, Texas

We have audited the accompanying balance sheets of Oakdale Manor, Ltd. (a Texas limited partnership), HUD Project No. 114-3526-PM as of December 31, 1995, and the related statements of operations and changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakdale Manor, Ltd. as of December 31, 1995, and the results of its operations and its cash flows and its changes in partners' capital (deficit), and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 19, 1996, on our consideration of Oakdale Manor, Ltd.'s internal control structure, and reports dated February 19, 1996, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and specific requirements applicable to nonmajor HUD program transactions.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 9 to 15 is presented for the purpose of additional analysis and are not a required part of the basic financial statements the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

The accompanying financial statements have been prepared assuming the Project will continue as a going concern. As shown in the financial statements, the Project incurred a net loss of $211,258 during the year ended December 31, 1995, and, as of that date, the Project's total liabilities exceeded its total assets by $1,681,353. The Project defaulted on the mortgage in 1987 and the mortgage was placed with HUD for collection. These factors, among others, raise substantial doubt about the Project's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Funchess, Mills, White & Co.
February 19, 1996

[Letterhead]
[Logo]
Funchess, Mills, White & Co.


                          Independent Auditors' Report



To the Partners                                      HUD Field Office Director
Oakdale Manor, Ltd.                                  Houston, Texas

We have audited the accompanying balance sheet of Oakdale Manor, Ltd. (a Texas limited partnership), HUD Project No. 114-3526-PM as of December 31, 1994, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakdale Manor, Ltd. as of December 31, 1994, and the results of its operations and its cash flows and its changes in partners' capital (deficit), for the year then ended, in conformity with generally accepted accounting principles.


/s/Funchess, Mills, White & Co.
February 20, 1995

[Letterhead]
[Logo]
Funchess, Mills, White & Co.


                          Independent Auditors' Report



To the Partners                                      HUD Field Office Director
Oakdale Manor, Ltd.                                  Houston, Texas

We have audited the accompanying balance sheet of HUD Project No. 114-3526-PM of Oakdale Manor, Ltd. (a Texas limited partnership), as of December 31, 1993, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakdale Manor, Ltd. as of December 31, 1993, and the results of its operations and its cash flows and its changes in partners' equity (deficit), for the year then ended, in conformity with generally accepted accounting principles.


/s/Funchess, Mills, White & Co.
February 17, 1994

[Letterhead]
[Logo]
Price Waterhouse LLP

                        Report of Independent Accountants


January 22, 1996


To the Partners of
Overland Station Investment  Company

We have audited the accompanying statement of net assets in liquidation of the Overland Station Investment Company as of October 31, 1995, and the related statements of changes in net assets in liquidation for the period January 1, 1995 to October 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 the Partnership received final payment on the sale of the Project on January 30, 1995 and commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting for periods subsequent to December 31, 1994 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Partnership as of October 31, 1995 and the changes in its net assets in liquidation for the period from January 1, 1995 to October 31, 1995 in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.


/s/Price Waterhouse LLP

[Letterhead]
[Logo]
Price Waterhouse LLP


                      Report of Independent Accountants


February 23, 1995


To the Partners of
Overland Station Investment Company

We have audited the accompanying balance sheet of the Overland Station Investment Company as of December 31, 1994 and 1993, and the related statements of operations and partners' deficit and of cash flows for the years then ended. These financial statements are the responsibility of the Overland Station Investment Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, financial position of Overland Station Investment Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Price Waterhouse LLP

                                  [Letterhead]
                                     [Logo]
                         Mc Curry & Associates, CPA, PC

                                January 24, 1996

              Independent Auditors' Report - Unqualified Opinion




Park Hill Associates
Lexington, Kentucky

We have audited the accompanying balance sheet of Park Hill Associates, HUD Project No. 083-35147-PM (a limited partnership), as of December 31, 1995, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hill Associates, at December 31, 1995, and the results of its operations, changes in partner's capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 1996, on our consideration of Park Hill Associates' internal control structure, and reports dated January 24, 1996, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

                                              /s/McCurry & Associates, CPA, PC

                                  [Letterhead]
                                     [Logo]
                         Mc Curry & Associates, CPA, PC

                                January 24, 1995

              Independent Auditors' Report - Unqualified Opinion




Park Hill Associates
Lexington, Kentucky

We have audited the accompanying balance sheet of Park Hill Associates, Project No. 083-35147-PM (a limited partnership), as of December 31, 1994, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hill Associates, at December 31, 1994, and the results of its operations and cash flows and its analysis of net worth for the year then ended in conformity with generally accepted accounting principles.

                                               /s/McCurry & Associates, CPA, PC

                                  [Letterhead]
                                     [Logo]
                         Mc Curry & Associates, CPA, PC

                                February 4, 1994

              Independent Auditors' Report - Unqualified Opinion



Park Hill Associates
Lexington, Kentucky

We have audited the accompanying balance sheet of Park Hill Associates, Project No. 083-35147-PM (a limited partnership), as of December 31, 1993, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hill Associates, at December 31, 1993, and the results of its operations and cash flows and its analysis of net worth for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report (shown on pages 10-15) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Park Hill Associates. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

                                                /s/McCurry & Associates, CPA, PC

                                  [Letterhead]
                                     [Logo]
                             Haran & Associates Ltd

                          INDEPENDENT AUDITORS' REPORT



To the Partners of                                    HUD Field Office Director
PHEASANT RIDGE LIMITED PARTNERSHIP                    Chicago, Illinois
Moline, Illinois

We have audited the accompanying balance sheet of PHEASANT RIDGE LIMITED PARTNERSHIP, Project No. 071-35240 as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of PHEASANT RIDGE LIMITED PARTNERSHIP as of December 31, 1995, and its profit and loss, changes in partners' equity, and its cash flows for the year then ended then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 8, 1996, on our consideration of PHEASANT RIDGE LIMITED PARTNERSHIP'S internal control structure, and reports dated January 8, 1996, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Nonmajor HUD Programs.

The accompanying supplementary information (shown on pages 12 to 17), is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Haran & Associates, Ltd
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner: James E. Haran (847) 853-2580
January 8, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS
[Letterhead]
[Logo]
Coopers & Lybrand


To the Partners
Pheasant Ridge Apartments Associates


We have audited the accompanying balance sheet of the Pheasant Ridge Apartments Associates, an Illinois Limited Partnership, HUD Project No. 071-35240 as of December 31, 1994, and the related statements of revenues and expenses, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pheasant Ridge Apartments Associates as of December 31, 1994, and results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 11 to 19), are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Pheasant Ridge Apartments Associates. Such information has been subjected to the auditing procedures applied in the audit of the financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                   Coopers & Lybrand L.L.P

Des Moines, Iowa
January 6, 1995

[Letterhead]
[Logo]
Coopers & Lybrand


                    REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Pheasant Ridge Apartments Associates


We have audited the accompanying balance sheet of the Pheasant Ridge Apartments Associates, an Illinois Limited Partnership, HUD Project No. 071 35240 as of December 31, 1993, and the related statements of revenues and expenses, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pheasant Ridge Apartments Associates as of December 31, 1993, and results of its operations and cash flows for the year then ended then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 11 to 19), are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Pheasant Ridge Apartments Associates. Such information has been subjected to the auditing procedures applied in the audit of the financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                      Coopers & Lybrand

Des Moines, Iowa
January 7, 1994

[Letterhead]
[Logo]
Price Waterhouse LLP


                        Report of Independent Accountants

February 23, 1996


To the Partners of Westpark Plaza Investors

We have audited the accompanying balance sheet of the Westpark Plaza Investors (FHA Project No. 136-35581-PM) as of December 31, 1995 and 1994, and the related statements of operations and partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Westpark Plaza Investors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westpark Plaza Investors as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issue a report dated February 23, 1996, on our consideration of Westpark Plaza Investors' internal control structure, and reports dated February 23, 1996 on its compliance with specific requirements applicable to major HUD programs and Affirmative Fair Housing.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in this report (Schedules 1 through 7) is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Westpark Plaza Investors. Such data has been subjected to the auditing procedures applied in the audit of the financial statements, and, in our opinion, if fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Price Waterhouse LLP

[Letterhead]
[Logo]
Price Waterhouse LLP

                          Report of Independent Accountants

February 23, 1995


To the Partners of Westpark Plaza Investors

We have audited the accompanying balance sheet of the Westpark Plaza Investors (FHA Project No. 136-35581-PM) as of December 31, 1994 and 1993, and the related statements of operations and partners' deficit and of cash flows for the years then ended. These financial statements are the responsibility of the Westpark Plaza Investors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westpark Plaza Investors as of December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in this report (shown on Schedules 1 through 7) is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Westpark Plaza Investors. Such information has been subjected to the auditing procedures applied in the audit of the financial statements, and, in our opinion, if fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Price Waterhouse LLP

[Letterhead]
[Logo]
Ernst& Young LLP



                       Report of Independent Auditors

To the Partners of
Woodbridge Apts. of  Bloomington II, L.P.

We have audited the accompanying balance sheet of Woodbridge Apartments of Bloomington, II L.P.--Project No. 073-35520-PM as of December 31, 1995, and the related statements of profit and loss, partners' capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apts. of Bloomington II, L.P. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issue a report entitled "Independent Auditors' Report on Internal Control Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated January 22, 1996 on our consideration of the Partnership's internal control structure, and a report entitled "Independent Auditors' Report on Compliance with Laws and Regulations in Accordance with Government Auditing Standards" dated January 22, 1996, on its compliance with applicable laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data listed on the contents page is presented for the purpose of additional analysis and is not a required part of the financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

January 22, 1996                                    /s/Ernst & Young LLP

[Letterhead]
[Logo]
Ernst& Young LLP


                            Report of Independent Auditors

To the Partners
Woodbridge Apts. of  Bloomington II, L.P.

We have audited the balance sheets of Woodbridge Apartments of Bloomington II, L.P. a limited Partnership--Project No. 073-35520-PM as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apts. of Bloomington II, L.P. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note B to the financial statements, the Partnership's recurring deficiencies in cash flow raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



January 17, 1995                             /s/Ernst & Young LLP

[Letterhead]
[Logo]
Ernst& Young LLP



                         Report of Independent Auditors

To the Partners
The Woods of Castleton

We have audited the accompanying balance sheet of The Woods of Castleton, a limited partnership--Project Number 073-35402-PM, as of December 31, 1995, and the related statements of profits and loss, partners' capital deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woods of Castleton at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issue a report entitled "Independent Auditors' Report on Internal Control Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated January 22, 1996, on our consideration of the Partnership's internal control structure, and a report entitled "Independent Auditors' Report on Compliance with Laws and Regulations in Accordance with Government Auditing Standards" dated January 22, 1996, on its compliance with applicable laws and regulations.

As discussed in Note 2 to financial statements, the Partnership's recurring deficiencies in cash flow raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data listed on the contents page is presented for the purpose of additional analysis and is not a required part of the financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in the audit of the financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                       /s/Ernst & Young LLP


January 22, 1996

[Letterhead]
[Logo]
Ernst& Young LLP


                         REPORT OF INDEPENDENT AUDITORS

To the Partners
The Woods of Castleton

We have audited the accompanying balance sheet of The Woods of Castleton, a limited partnership--Project Number 073-35402-PM, as of December 31, 1994 and 1993, and the related statements of profits and loss, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woods of Castleton at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note B to financial statements, the Partnership's recurring deficiencies in cash flow raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/Ernst & Young LLP


January 17, 1995

[Letterhead]
[Logo]
KPMG Peat Marwick LLP


                          Independent Auditors' Report


The Partners
Youngstoun Apartments, Phase II:

We have audited the accompanying balance sheet of Youngstoun Apartments, Phase II (a Limited Partnership), FHA Project No. 052-35323-PM-L8 as of December 31, 1995, and the related statements of profit and loss (HUD Form 92410), changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Youngstoun Apartments, Phase II as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996, on our consideration of Youngstoun Apartments, Phase II's internal control structure, and a report dated February 2, 1996, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 through 4 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.
                                                      KPMG Peat Marwick LLP

February 2, 1996

[Letterhead]
[Logo]
Ernst& Young LLP


                         Report of Independent Auditors




The Partners of Youngstoun Apartments, Phase II and the Federal Housing Administration

We have audited the accompanying balance sheet of Youngstoun Apartments, Phase II, FHA Project No. 052-35323-PM-L8 as of December 31, 1994, and the related statements of profit and loss (HUD Form 92410), changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Youngstoun Apartments, Phase II, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information listed on pages 12 through 18 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                        Ernst & Young LLP

January 18, 1995

[Letterhead]
[Logo]
Ernst& Young LLP


                          Report of Independent Auditors


The Partners of Youngstoun Apartments, Phase II and the Federal Housing Administration

We have audited the accompanying balance sheet of Youngstoun Apartments, Phase II, FHA Project No. 052-35323-PM-L8 as of December 31, 1993, and the related statements of profit and loss (HUD Form 92410), changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Youngstoun Apartments, Phase II, as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information listed on pages 11 through 16 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.
                                                            Ernst & Young

January 24, 1994

                                     [Logo]
                                  [Letterhead]
                           MAGGART & ASSOCIATES, P.C.

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Mountain View Associates, Ltd.

We have audited the accompanying balance sheet of Mountain View Associates, Ltd. (a limited partnership), F.H.A. Project No. 087-35121-PM as of December 31, 1994, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain View Associates, Ltd. (a limited partnership), as of December 31, 1993, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in Schedules 1 through 4 is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Mountain View Associates, Ltd. (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                               /s/Maggart & Associates, P.C.
Nashville, Tennessee
February 5, 1995

                                     [Logo]
                                  [Letterhead]
                           MAGGART & ASSOCIATES, P.C.

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Mountain View Associates, Ltd.

We have audited the accompanying balance sheet of Mountain View Associates, Ltd. (a limited partnership), F.H.A. Project No. 087-35121-PM as of December 31, 1993, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain View Associates, Ltd. (a limited partnership), as of December 31, 1993, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in Schedules 1 through 4 is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Mountain View Associates, Ltd. (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                               /s/Maggart & Associates, P.C.
Nashville, Tennessee
January 25, 1994

                                    [Logo]
                                  [Letterhead]
                           MAGGART & ASSOCIATES, P.C.



                          INDEPENDENT AUDITOR'S REPORT


The Partners
Woodmeade South Associates, Ltd.

We have audited the accompanying balance sheet of Woodmeade South Associates, Ltd. (a limited partnership), F.H.A. Project No. 087-35104-PM as of December 31, 1994, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodmeade South Associates, Ltd. (a limited partnership), as of December 31, 1994, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in notes 5 and 7 to the financial statements, the Partnership is in default on the mortgage at December 31, 1994 primarily as a result of continuing operating losses in excess of the amounts funded by the general partners. As a result, the mortgage note has been assigned to the Department of Housing and Urban Development (HUD). On September 14, 1992, a provisional workout agreement was approved by HUD. This situation raises substantial doubt about the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in Schedules 1 through 4 is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Woodmeade South Associates, Ltd. (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                /s/Maggart & Associates, P.C.
Nashville, Tennessee
February 9, 1995

                                     [Logo]
                                  [Letterhead]
                           MAGGART & ASSOCIATES, P.C.


                          INDEPENDENT AUDITOR'S REPORT


The Partners
Woodmeade South Associates, Ltd.

We have audited the accompanying balance sheet of Woodmeade South Associates, Ltd. (a limited partnership), F.H.A. Project No. 087-35104-PM as of December 31, 1993, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodmeade South Associates, Ltd. (a limited partnership) as of December 31, 1993, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in notes 5 and 7 to the financial statements, the Partnership is in default on the mortgage at December 31, 1993 primarily as a result of continuing operating losses in excess of the amounts funded by the general partners. As a result, the mortgage note has been assigned to the Department of Housing and Urban Development (HUD). On September 14, 1992, a provisional workout agreement was approved by HUD. This situation raises substantial doubt about the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in Schedules 1 through 4 is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Woodmeade South Associates, Ltd. (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                        /s/Maggart & Associates, P.C.
Nashville, Tennessee
January 21, 1994

                                     [Logo]
                                  [Letterhead]
                                T. Ransom Cornish
                          Certified Public Accountant

                       Independent Auditor's Opinion

To The Partners                                      HUD Field Office Director
Captain's Landing Associates, Ltd.                   Houston, Texas


I have audited the accompanying balance sheet of Captain's Landing Associates, Ltd. (a Texas limited Partnership) - HUD Project No. 114-35303-PM as of December 31, 1993, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Captain's Landing Associates, Ltd. as of December 31, 1993, and the results of its operations, and the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $372,271 during the year ended December 31, 1993, and, as of that date, had a working capital deficiency of $2,118,344 and a negative partners' equity of $2,448,804. As described more fully in Note 2 to the financial statements, the Partnership is in default on its mortgage that is secured by the principal asset of the Partnership.

The Department of Housing and Urban Development (HUD) which originally insured the mortgage, has assumed it from the private lenders. A provisional workout arrangement has been signed with HUD by which HUD agrees not to foreclose on the property securing the mortgage, provided the Partnership complies with the provisions of the agreement. The Partnership's ability to continue as a going concern is dependent on its ability to comply with the requirements of the arrangement. The Partnership cannot predict what the outcome under the provisional workout agreement will be. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Partnership was organized as a Texas limited partnership with two general partners and two limited partners. During 1991, the acting managing general partner declared bankruptcy. The trustee for the bankruptcy proceeding has not yet determined the value of the Partnership interest, nor has he determined if the Partnership interest will be liquidated for value. The Partnership's ability to continue as a going concern is dependent on its ability to retain a managing general partner with sufficient net worth as required. The Partnership cannot predict what the decision of the bankruptcy trustee will be. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          Independent Auditor's Opinion
                                   (Continued)

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in this report (shown on Pages 15-21) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Captain's Landing Associates, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Houston, Texas                                  /s/T. Ransom Cornish
February 17, 1994                               Certified Public Accountant

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                          1995 Form 10-K Annual Report
                  Item 14(c)(28)(b)Audited Financial Statements
                     of Investee Local Limited Partnerships

Overland Station
Investment Company
(In Process of Liquidation)
Financial Statements
October 31, 1995









[Logo]
[Letterhead]
Price Waterhouse LLP



                       Report of Independent Accountants

January 22, 1996

To the Partners of
Overland Station Investment Company


We have audited the accompanying statement of net assets in liquidation of the Overland Station Investment Company as of October 31, 1995 and the related statements of changes in net assets in liquidation for the period January 1, 1995 to October 31, 1995. These financial statements are the responsibility of the Overland Station Investment Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 the Partnership received final payment on the sale of the Project on January 30, 1995 and commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting for periods subsequent to December 31, 1994 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Partnership as of October 31, 1995 and the changes in its net assets in liquidation for the period from January 1, 1995 to October 31, 1995 in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.


/s/Price Waterhouse LLP

Overland Station Investment Company
Statement of Net Assets in Liquidation
October 31, 1995




Assets
Cash                           $15,350

Less Liabilities
Accrued expenses                 5,000


Net assets in liquidation      $10,350


    The accompanying notes are an integral part of these financial statements.

Overland Station Investment Company
Statement of Changes in Net Assets in Liquidation
October 31, 1995

Additions to net assets in liquidation -
   Gain on Project sale                                             $ 2,088,307
Deductions from net assets in liquidation -
   Distributions to partners                                           (515,940)


   Net increase in net assets in liquidation                          1,572,367

   Net deficit of assets in liquidation, beginning of period         (1,562,017)


   Net assets in liquidation, end of period                         $    10,350


    The accompanying notes are an integral part of these financial statements.

Overland Investment Company
Notes to Financial Statements



1. Description of Business and Significant Accounting Policies

Description  of  business   Overland   Station   Investment   Company  (the
Partnership), a limited partnership, was formed in 1977 for the purpose of owning and operating Overland Station (the Project), a 160-unit apartment complex in Boise, Idaho, developed and operated under Section 221(d)(4) of the National Housing Act. The Partnership is subject to restrictions contained in the Act as to certain operating procedures.

Method of accounting The Partnership adopted the liquidation basis of accounting for the period from January 1, 1995 through October 31, 1995. All recorded liabilities reflect estimated remaining obligations.

Income  taxes
The Partnership is not a taxable entity; however, it files information returns as required by the Internal Revenue Service and Idaho State Tax Commission. Taxable income or loss from the Partnership's operations is includable in the income tax returns of the partners.

2. Sale of Project
On August 22, 1994, the Partnership signed an agreement to sell the Project, all intangible rights and property, impounds held by mortgagee, reserve for replacements, tenant security deposits and all rights in the HUD Regulatory Agreement and housing assistance payments contract for $4,480,000. Upon signing the agreement, the buyer paid $900,000 as a non-refundable deposit which was recorded as deferred revenue at December 31, 1994. On January 30, 1995, the final payment on the sale was received.

The gain recognized on the sale and the distribution of proceeds are summarized as follows:

                                                                    (in 000's)
Gain recognized on Project sale:
  Sale price                                                         $4,480
  Less:
     Net book value of assets sold                                    2,109
     Selling expenses                                                   283

                                                                     $2,088


Distribution of proceeds:
     Mortgage repayment                                              $2,962
     Distributions to partners (including
      $719,000 paid in 1994)                                          1,235
     Selling expenses                                                   283

                                                                     $4,480


Overland Investment Company
Notes to Financial Statements


Coinciding with the sale of its assets, the Partnership ceased to engage in any business activities except for winding up its business and affairs. The $15,350 of cash held by the Partnership at October 31, 1995 has been retained to provide for the payment of remaining expenses. All cash remaining after the final expenses have been paid will be distributed to the Partners.


Although all assets and management responsibilities have been transferred, the sale has not received final HUD approval.