Form 10-Q
period 1996-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1996-05-14
CIK 354626

May 14, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-Q Edgar for Quarter Ended March 31, 1996 File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,






Marie D. Ricciardi
Assistant Controller








BFAA-10Q1.DOC

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

For the quarterly period ended    March 31, 1996
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------   -------------------


For Quarter Ended    March 31, 1996     Commission file number       0-10057
                   ------------------                          --------------


                  Boston Financial Apartments Associates, L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                                          04-2734133
- - ---------------------------------            ------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or oragnization)


          101 Arch Street, Boston, Massachusetts                 02110-1106
- - -------------------------------------------------  --------------------------
         (Address of principal executive offices)              (Zip Code)


(Registrant's telephone number, including area code)       (617) 439-3911
- - -----------------------------------------------------


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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                     Page No.
- - ------------------------------                                    --------

Item 1.   Financial Statements

          Balance Sheets - March 31, 1996 (Unaudited)
              and December 31, 1995                                     1

          Statements of Operations (Unaudited) - For the Three
              Months Ended March 31, 1996 and 1995                      2

          Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
              For the Three Months Ended March 31, 1996                 3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended March 31, 1996 and 1995                      4

          Notes to the Financial Statements (Unaudited)                 5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8

PART II - OTHER INFORMATION

Items 1-6                                                              10

SIGNATURE                                                              11

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                                 BALANCE SHEETS

                                                                                                    March 31,          December 31,
                                                                                                      1996               1995
                                                                                                   (Unaudited)
Assets


Current assets:
     Cash and cash equivalents                                                                       $    84,252        $   121,361
     Interest receivable                                                                                   4,500             18,444
     Other current assets                                                                                  5,086              5,594
                                                                                                     -----------        -----------
              Total current assets                                                                        93,838            145,399

Marketable securities, at fair value (Note 1)                                                            816,666            998,083
Investments in Local Limited Partnerships (Note 2)                                                          --                 --
                                                                                                     -----------        -----------
              Total Assets                                                                           $   910,504        $ 1,143,482
                                                                                                     ===========        ===========


Liabilities and Partners' Deficiency

Current liabilities:
     Accounts payable to affiliate                                                                   $     9,374        $     8,972
     Accounts payable and accrued expenses                                                                25,240             20,667
     Notes payable and accrued interest                                                                1,182,500          1,168,750
                                                                                                     -----------        -----------
              Total current liabilities                                                                1,217,114          1,198,389


Partners' Deficiency                                                                                    (306,610)           (54,907)
                                                                                                     -----------        -----------
              Total Liabilities and Partners' Deficiency                                             $   910,504        $ 1,143,482
                                                                                                     ===========        ===========

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
               For the Three Months Ended March 31, 1996 and 1995

                                                                                                     1996                   1995

                                                                                                 -----------            -----------

Revenue:
   Distribution                                                                                  $    16,668            $   116,707
   Investment and other                                                                               14,178                 23,017
                                                                                                 -----------            -----------
     Total Revenue                                                                                    30,846                139,724
                                                                                                 -----------            -----------

Expenses:
   General and administrative expense (includes
     reimbursement to affiliate in the amounts of
     $23,466 and $15,209 in 1996 and 1995, respectively)                                              35,773                 30,132
   Interest                                                                                           13,750                 13,750
   Management Fees, related party                                                                      1,667                 11,671
                                                                                                 -----------            -----------
     Total Expenses                                                                                   51,190                 55,553
                                                                                                 -----------            -----------

Income  (loss)  before  loss  on liquidation  of  interest  in  Local  Limited
   Partnership, equity in income of Local Limited Partnerships and
   cancellation of indebtedness                                                                      (20,344)                84,171

Loss on liquidation of interest in  Local
   Limited Partnership                                                                                  --                 (773,964)

Equity in income of Local Limited
   Partnerships                                                                                         --                1,980,282
                                                                                                 -----------            -----------

Income (loss) before extraordinary item                                                              (20,344)             1,290,489

Extraordinary gain on cancellation
   of indebtedness                                                                                      --                   61,000
                                                                                                 -----------            -----------
Net Income (loss)                                                                                $   (20,344)           $ 1,351,489
                                                                                                 ===========            ===========

Net Income (loss) allocated:
   To the General Partners                                                                       $    (1,017)           $    98,533
   To the Limited Partners                                                                           (19,327)             1,252,956
                                                                                                 -----------            -----------
                                                                                                 $   (20,344)           $ 1,351,489
                                                                                                 ===========            ===========

Income (loss) before extraordinary item allocated
   to the Limited Partners per Limited Partnership
   Unit (21,915 Units)                                                                           $      (.88)           $     54.53
                                                                                                 ===========            ===========

Extraordinary gain on cancellation of indebtedness
   allocated to the Limited Partners per Limited
   Partnership Unit (21,915 Units)                                                               $      --              $      2.65
                                                                                                 ===========            ===========

Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                                                                           $      (.88)           $     57.18
                                                                                                 ===========            ===========

The accompanying notes are an integral part of these financial statements.


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended March 31, 1996

                                                                                                 Net
                                                                                            Unrealized
                                                                     General     Limited        Gains
                                                                     Partners    Partners     (Losses)        Total


Balance at December 31, 1995                                      $(907,785)   $ 841,376    $ 11,502    $ (54,907)

Cash distribution                                                      --       (219,150)        --       (219,150)

Change in unrealized gains on
   marketable securities
   available for sale                                                  --          --        (12,209)     (12,209)

Net loss                                                            (1,017)     (19,327)        --        (20,344)
                                                                 ---------    ---------    ---------    ---------

Balance at March 31, 1996                                        $(908,802)   $ 602,899    $    (707)   $(306,610)
                                                                 =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               For the Three Months Ended March 31, 1996 and 1995

                                                                                       1996        1995

                                                                                   -----------    -----------

Cash flows from operating activities:
     Net income (loss)                                                             $   (20,344)   $ 1,351,489
     Adjustments to reconcile net income (loss)
       to net cash provided by (used for) operating activities:
     Loss on liquidation of interest in Local Limited Partnership                         --          773,964
     Distribution income included in cash distributions
       received from Local Limited Partnerships                                        (16,668)      (116,707)
     Equity in income of Local Limited Partnerships                                       --       (1,980,282)
     Extraordinary item:
       Cancellation of indebtedness                                                       --          (61,000)
     Gain on sale of marketable securities                                              (1,539)        (1,100)
     Increase  (decrease)  in cash arising from changes in operating  assets and liabilities:
     Interest receivable                                                                13,944           (799)
     Other current assets                                                                  508          1,506
     Accounts payable to affiliate                                                         402         31,992
     Accounts payable and accrued expenses                                               4,573         (8,069)
     Notes payable and accrued interest                                                 13,750         13,750
                                                                                   -----------    -----------
           Net cash provided by (used for) operating activities                         (5,374)         4,744
                                                                                   -----------    -----------

Cash flows from investing activities:
     Purchases of marketable securities                                                   --         (483,978)
     Proceeds from sales and maturities of
       marketable securities                                                           170,747        469,542
     Cash distributions received from Local
       Limited Partnerships                                                             16,668        941,540
                                                                                   -----------    -----------
           Net cash provided by investing activities                                   187,415        927,104
                                                                                   -----------    -----------

Cash flows from financing activities:
     Cash distribution                                                                (219,150)      (657,450)
     Payment of note payable and accrued interest                                         --         (624,833)
                                                                                   -----------    -----------
           Net cash used for financing activities                                     (219,150)    (1,282,283)
                                                                                   -----------    -----------

Net decrease in cash and cash equivalents                                              (37,109)      (350,435)

Cash and cash equivalents, beginning                                                   121,361        350,435
                                                                                   -----------    -----------

Cash and cash equivalents, ending                                                  $    84,252    $      --
                                                                                   ===========    ===========



The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)




                        Notes to the Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                                       Gross      Gross
                                                                                     Unrealized  Unrealized     Fair
                                                                              Cost     Gains       Losses       Value

Debt securities issued by the US
   Treasury and other US government
   corporations and agencies                                               $583,692   $    944   $ (2,456)   $582,180

Mortgage backed securities                                                   87,427       --         (632)     86,795

Other debt securities                                                       146,254      1,592       (155)    147,691
                                                                           --------   --------   --------    --------

Balance at March 31, 1996                                                  $817,373   $  2,536   $ (3,243)   $816,666
                                                                           ========   ========   ========    ========

Debt securities issued by the US
Treasury and other US
   government agencies                                                     $729,567   $  9,410   $   --      $738,977

Mortgage backed securities                                                   97,453        259       --        97,712

Other debt securities                                                       159,561      2,094       (261)    161,394
                                                                           --------   --------   --------    --------

Balance at December 31, 1995                                               $986,581   $ 11,763   $   (261)   $998,083
                                                                           ========   ========   ========    ========


The contractual maturities at March 31, 1996 are as follows:

                                                                                         Fair
                                                                              Cost       Value

Due in one year to five years                                              $729,946     $729,871
Mortgage backed securities                                                   87,427       86,795
                                                                           --------     --------
                                                                           $817,373     $816,666
                                                                           ========     ========

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $171,000 and $470,000 during the three months ended March 31, 1996 and 1995, respectively. Gross gains of $2,289 and $1,999 and gross losses of $750 and $899 were realized on these sales for the three months ended March 31, 1996 and 1995, respectively.


2.   Investments in Local Limited Partnerships

As of March 31, 1996 and December 31, 1995, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                                               Capital Contribu-     Net Equity              Cash
                                                                tions and Related    in Income      Distributions
         Local Limited                                           Acquisition Costs     (Losses)          Received            Net
         Partnerships                                            (Cumulative)      (Cumulative)      (Cumulative) (1)    Investment
- - ------------------------------------------------------------     ------------      ------------      ------------      ------------

Bear Creek                                                       $    796,556      $   (290,570)     $   (505,986)     $       --
Buttonwood Tree                                                     1,482,996        (1,482,996)             --                --
Captain's Landing                                                   1,057,682        (1,057,682)             --                --
Chelsea Village                                                     2,076,589        (2,076,589)             --                --
Mountain View                                                         422,593          (422,593)             --                --
Oakdale Manor                                                       1,522,621        (1,522,621)             --                --
Oakwood Terrace                                                       614,643          (614,643)             --                --
Overland Station                                                    1,232,286           816,511        (1,274,833)          773,964
Park Hill                                                             825,501          (713,066)         (112,435)             --
Pheasant Ridge                                                      1,050,237          (972,180)          (78,057)             --
The Woods of Castleton                                              2,025,681        (2,025,681)             --                --
Westpark Plaza                                                      1,846,469        (1,115,914)         (730,555)             --
Woodbridge                                                          1,077,161        (1,060,493)          (16,668)             --
Woodmeade South                                                     1,619,452        (1,619,452)             --                --
Youngstoun                                                            935,861          (935,861)             --                --
                                                                 ------------      ------------      ------------      ------------
   Subtotal                                                        18,586,328       (15,093,830)       (2,718,534)          773,964

Less dispositions:
Overland Station                                                   (1,232,286)         (816,511)        1,274,833          (773,964)
Captain's Landing                                                  (1,057,682)        1,057,682              --                --
Oakwood Terrace                                                      (614,643)          614,643              --                --
                                                                 ------------      ------------      ------------      ------------

     Balance at
     March 31, 1996                                              $ 15,681,717      $(14,238,016)     $ (1,443,701)     $       --
                                                                 ============      ============      ============      ============

     Balance at
     December 31, 1995                                           $ 15,681,717      $(14,254,684)     $ (1,427,033)     $       --
                                                                 ============      ============      ============      ============

(1) Included in cash distributions received is cumulative distribution income of $826,531 which was received from five Local Limited Partnerships with carrying values of zero.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - March 31, 1996 (Unaudited)

Assets:
   Current assets                                                                                                      $  1,806,183
   Other assets                                                                                                           3,826,261
   Investment property, net                                                                                              34,174,856
                                                                                                                       ------------
         Total Assets                                                                                                  $ 39,807,300
                                                                                                                       ============

Liabilities and Partners' Deficiency:
   Current liabilities                                                                                                 $  4,829,484
   Other debt                                                                                                             5,941,560
   Long-term debt                                                                                                        55,290,360
                                                                                                                       ------------
         Total Liabilities                                                                                               66,061,404

   Partners' Deficiency                                                                                                 (26,254,104)
                                                                                                                       ------------
         Total Liabilities and Partners' Deficiency                                                                    $ 39,807,300
                                                                                                                       ============


Summarized Income Statements - For the
Three Months Ended March 31, 1996 (Unaudited)

Rental and other income                                                                                                $  3,061,446
                                                                                                                       ------------

Expenses:
   Operating                                                                                                              1,573,957
   Interest                                                                                                               1,248,159
   Depreciation and amortization                                                                                            478,345
                                                                                                                       ------------
         Total Expenses                                                                                                   3,300,461

Net Loss                                                                                                               $   (239,015)
                                                                                                                       ============

Partnership's share of net loss                                                                                        $   (234,242)
                                                                                                                       ============

Other Partners' share of net loss                                                                                      $     (4,773)
                                                                                                                       ============


For the three months ended March 31, 1996, the Partnership has not recognized $298,853 of equity in losses relating to ten Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the three months ended March 31, 1996, the Partnership recognized $47,943 of equity in losses which were previously unrecognized.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 1996, the Partnership had cash and cash equivalents of $84,252 compared with $121,361 at December 31, 1995. The decrease in cash and cash equivalents is due to cash distributions paid to limited partners, offset by proceeds received from the sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

At March 31, 1996, approximately $866,000 has been reserved and is invested in various securities. The reserves as defined in the Partnership Agreement were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner in all Local Limited Partnerships, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. At March 31, 1996, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1996, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the three months ended March 31, 1996 resulted in a net loss of $20,344 as compared to net income of $1,351,489 for the same period in 1995. The net income position during the 1995 three month period is primarily attributable to equity in income generated by the sale of Overland Station. This income was supplemented by cancellation of indebtedness income, also due to the Overland Station sale.Offsetting these items was the loss on disposition of Overland Station.

The net loss position during the 1996 three month period is attributable to Partnership administrative expenses and interest expense in excess of income received from Local Limited Partnerships and investment income during the three month period.

The equity in losses of Local Limited Partnerships was reduced to zero due to cumulative losses in excess of the investment in the Local Limited Partnerships. Distribution income was received from one Local Limited Partnership. Please refer to the property discussions section for more information on the property operations.


Property Discussions

HUD has a program to sell all performing and non-performing mortgages in a public auction that is scheduled to take place on a region-by-region basis over the next few years. The mortgages of Oakdale Manor and Woods of Castleton, were to be included in an April 15, 1996 HUD non-performing loan auction. However, the auction has since been postponed until May 15, 1996. Chelsea Village's mortgage was also to be included in the April 15, 1996 HUD auction and this mortgage will now be included in a August, 1996 auction. The continued feasibility of these properties may depend on the ability of the local general partner or the Partnership or their respective affiliates to purchase the mortgages or to negotiate a satisfactory arrangement with the buyer.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

As previously reported, the local general partner of Mountain View Apartments and Woodmeade South Apartments placed both of the properties into Chapter 11 bankruptcy. The effective date of the bankruptcy plan was March 24, 1996. In order for the Partnership to retain an equity interest in these two properties, the bankruptcy plan required that the Partnership make additional contributions. Management of the Partnership has decided that additional contributions would not be in the best interest of the Partnership. The Partnership's relinquishment of its equity interest in these two Local Limited Partnerships will have no material impact on the Partnership financial statements, since the Partnership is a limited partner and the two Local Limited Partnerships currently have carrying values of zero. For tax purposes, there may be a gain on disposal of the Local Limited Partnership recognized by the Partnership. Limited Partners of the Partnership will incur a recapture tax. The total tax liability for the Limited Partners will depend on the extent they have used current and suspended losses from this investment.

Youngstoun  Apartments  II,  located  in  Hagerstown,   Maryland,  continues  to
experience a low level of occupancy during the first quarter of 1996, resulting in an operating deficit. The property's occupancy was 81% at March 31, 1996.

Property Dispositions

As previously reported, the Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. The results of this transaction are reflected in the March 31, 1995 information included in this report. Please refer to Form 10-K dated December 31, 1995 for additional information.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)






PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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




BOSTON FINANCIAL APARTMENTS
ASSOCIATES, L.P.

By:         BFTG Residential Properties, Inc.
            its Managing General Partner





               /s/ Fred N. Pratt, Jr.                   Dated:  May 14, 1996
      --------------------------------------
By:         Fred N. Pratt, Jr.
            President, Chief Executive Officer
            and Director