Form 10-Q
period 1996-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1996-08-13
CIK 354626

August 13, 1996





Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-Q Edgar for Quarter Ended June 30, 1996 File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,






Marie D. Reynolds
Assistant Controller








BFAAQ2.DOC

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

For the quarterly period ended                 June 30, 1996


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to



For Quarter Ended   June 30, 1996    Commission file number    0-10057



                  Boston Financial Apartments Associates, L.P.
             (Exact name of registrant as specified in its charter)


            Delaware                                        04-2734133
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
     or organization)                                       No.)


101 Arch Street, Boston, Massachusetts                 02110-1106
(Address of principal executive offices)               (Zip Code)


(Registrant's telephone number, including area code)     (617) 439-3911



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
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                     Page No.
- ------------------------------                                     --------

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (Unaudited)
              and December 31, 1995                                    1

          Statements of Operations (Unaudited) - For the Three
              and Six Months Ended June 30, 1996 and 1995              2

          Statements of Changes in Partners' Equity (Deficiency)
              (Unaudited) -For the Six Months Ended June 30, 1996      3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended June 30, 1996 and 1995                      4

          Notes to the Financial Statements (Unaudited)                5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8

PART II - OTHER INFORMATION

Items 1-6                                                             10

SIGNATURE                                                             11

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                                                     June 30,              December 31,
                                                                       1996                   1995
                                                                    (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                   $     169,520            $     121,361
     Interest receivable                                                 4,632                   18,444
     Other current assets                                                4,577                    5,594
                                                                 -------------            -------------
              Total current assets                                     178,729                  145,399

Marketable securities, at fair value (Note 1)                          786,422                  998,083
Investments in Local Limited Partnerships (Note 2)                           -                        -
                                                                 -------------            -------------
              Total Assets                                       $     965,151            $   1,143,482
                                                                 =============            =============


Liabilities and Partners' Deficiency

Current liabilities:
     Accounts payable to an affiliate                            $      19,789            $       8,972
     Accounts payable and accrued expenses                              18,160                   20,667
     Notes payable and accrued interest                              1,196,250                1,168,750
                                                                 -------------            -------------
              Total current liabilities                              1,234,199                1,198,389


Partners' Deficiency                                                  (269,048)                 (54,907)
                                                                 -------------            -------------
              Total Liabilities and Partners' Deficiency         $     965,151            $   1,143,482
                                                                 =============            =============

The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1996 and 1995

                                                      Three Months Ended                    Six Months Ended
                                                  June 30,          June 30,            June 30,         June 30,
                                                    1996              1995                1996             1995
                                               -------------     -------------      --------------     --------

Revenue:
   Distribution                                 $    89,996       $   100,301         $   106,664       $   217,008
   Investment and other                               9,867            13,888              24,045            36,905
                                                -----------       -----------         -----------       -----------
     Total Revenue                                   99,863           114,189             130,709           253,913
                                                -----------       -----------         -----------       -----------

Expenses:
   General and administrative expense
     (includes reimbursement to affiliate in
     the amounts of $41,289 and $39,539
     in 1996 and 1995, respectively)                 33,882            37,193              69,655            67,325
   Interest                                          13,750            13,750              27,500            27,500
   Management Fees, related party                     9,000            10,030              10,667            21,701
                                                -----------       -----------         -----------       -----------
     Total Expenses                                  56,632            60,973             107,822           116,526
                                                -----------       -----------         -----------       -----------

Income before loss on  liquidation  of interest
   in Local  Limited  Partnership,
   equity in income of Local Limited
   Partnerships and cancellation of indebtedness     43,231            53,216              22,887           137,387

Loss on liquidation of interest in  Local
   Limited Partnership                                    -                 -                   -          (773,964)

Equity in income of Local Limited
   Partnerships                                           -                 -                   -         1,980,282
                                                -----------       -----------         -----------       -----------

Income before extraordinary item                     43,231            53,216              22,887         1,343,705

Extraordinary gain on cancellation
   of indebtedness                                        -                 -                   -            61,000
                                                -----------       -----------         -----------       -----------
Net Income                                      $    43,231       $    53,216         $    22,887       $ 1,404,705
                                                ===========       ===========         ===========       ===========

Net Income allocated:
   To the General Partners                      $     2,161       $     2,660         $     1,144       $   101,193
   To the Limited Partners                           41,070            50,556              21,743         1,303,512
                                                -----------       -----------         -----------       -----------
                                                $    43,231       $    53,216         $    22,887       $ 1,404,705
                                                ===========       ===========         ===========       ===========

Income before extraordinary
   item allocated to the Limited
   Partners per Limited Partnership
   Unit (21,915 Units)                          $     1.87        $      2.31         $       .99       $     56.84
                                                ==========        ===========         ===========       ===========

Extraordinary gain on cancellation
   of indebtedness allocated to the
   Limited Partners per Limited
   Partnership Unit (21,915 Units)              $         -       $         -         $         -       $      2.65
                                                ===========       ===========         ===========       ===========

Net Income per Limited Partnership
   Unit (21,915 Units)                          $     1.87        $      2.31         $       .99       $     59.49
                                                ==========        ===========         ===========       ===========

 The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)
              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                     For the Six Months Ended June 30, 1996

                                                                                   Net
                                                                               Unrealized
                                          General              Limited            Gains
                                         Partners             Partners          (Losses)              Total
Balance at December 31, 1995           $   (907,785)        $   841,376         $ 11,502          $   (54,907)

Cash distribution                                 -            (219,150)               -             (219,150)

Net change in net unrealized
   gains on marketable securities
   available for sale                             -                   -          (17,878)             (17,878)

Net income                                    1,144              21,743                -               22,887
                                       ------------         -----------         --------          -----------
Balance at June 30, 1996               $   (906,641)        $   643,969         $ (6,376)         $  (269,048)
                                       ============         ===========         ========          ===========

The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 For The Six Months Ended June 30, 1996 and 1995

                                                                      1996                   1995
                                                                 ------------            ------------
Net cash used for operating activities                           $    (42,557)           $   (42,824)
                                                                 ------------            ------------

Cash flows from investing activities:
   Purchases of marketable securities                                (276,008)               (564,241)
   Proceeds from sales and maturities of
     marketable securities                                            479,210                 681,709
   Cash distributions received from Local
     Limited Partnerships                                             106,664               1,041,841
                                                                 ------------            ------------
      Net cash provided by investing activities                       309,866               1,159,309
                                                                 ------------            ------------

Cash flow from financing activities:
   Cash distribution                                                 (219,150)               (657,450)
   Payment of note payable and accrued interest                             -                (624,833)
                                                                 ------------            ------------
      Net cash used for financing activities                         (219,150)             (1,282,283)
                                                                 ------------            ------------

Net increase (decrease) in cash and cash equivalents                   48,159                (165,798)

Cash and cash equivalents, beginning                                  121,361                 350,435
                                                                 ------------            ------------

Cash and cash equivalents, ending                                $    169,520            $    184,637
                                                                 ============            ============


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


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized          Fair
                                               Cost             Gains             Losses            Value
Debt securities issued by the US
   Treasury and other US government
   corporations and agencies                 $   533,128       $   1,447         $ (4,185)     $   530,390

Mortgage backed securities                       223,945               -           (3,534)         220,411

Other debt securities                             35,725               -             (104)          35,621
                                             -----------       ---------         --------      -----------

Balance at June 30, 1996                     $   792,798       $   1,447         $ (7,823)     $   786,422
                                             ===========       =========         ========      ===========


Debt securities issued by the US
Treasury and other US
   government agencies                       $   729,567       $   9,410         $      -      $   738,977

Mortgage backed securities                        97,453             259                -           97,712

Other debt securities                            159,561           2,094             (261)         161,394
                                             -----------       ---------         --------      -----------

Balance at December 31, 1995                 $   986,581       $  11,763         $   (261)     $   998,083
                                             ===========       =========         ========      ===========

The contractual maturities at June 30, 1996 are as follows:
                                                                  Fair
                                              Cost                Value

Due in one year or less                   $  130,799           $  132,113
Due in one year to five years                438,054              433,898
Mortgage backed securities                   223,945              220,411
                                           ----------           ----------
                                          $  792,798           $  786,422
                                           ==========           ==========

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $479,000 and $682,000 during the six months ended June 30, 1996 and 1995, respectively. Gross gains of $11,782 and $2,425 and gross losses of $2,363 and $4,027 were realized on these sales for the six months ended June 30, 1996 and 1995, respectively.


2.   Investments in Local Limited Partnerships

As of June 30, 1996 and December 31, 1995, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:


                                   Capital Contribu-       Net Equity                 Cash
                                   tions and Related        in Income           Distributions
         Local Limited             Acquisition Costs        (Losses)                Received              Net
         Partnerships                (Cumulative)         (Cumulative)          (Cumulative) (1)      Investment
- -----------------------------      -----------------      ------------        ------------------    ------------
Bear Creek                          $      796,556        $    (200,574)        $     (595,982)     $          -
Buttonwood Tree                          1,482,996           (1,482,996)                     -                 -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (713,066)              (112,435)                -
Pheasant Ridge                           1,050,237             (972,180)               (78,057)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,115,914)              (730,555)                -
Woodbridge                               1,077,161           (1,060,493)               (16,668)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (15,003,834)            (2,808,530)          773,964

Less dispositions:
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
                                    --------------        -------------         --------------      ------------

     Balance at
     June 30, 1996                  $   15,681,717        $ (14,148,020)        $   (1,533,697)     $          -
                                    ==============        =============         ==============      ============

     Balance at
     December 31, 1995              $   15,681,717        $ (14,254,684)        $   (1,427,033)     $          -
                                    ==============        =============         ==============      ============


                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)
                  Notes to the Financial Statements (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

(1) Included in cash distributions received is cumulative distribution income of $916,527 which was received from six Local Limited Partnerships with carrying values of zero.

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - June 30, 1996 (Unaudited)

Assets:
   Current assets                                                        $   1,800,535
   Other assets                                                              3,771,142
   Investment property, net                                                 33,834,570
                                                                         -------------
         Total Assets                                                    $  39,406,247
                                                                         =============

Liabilities and Partners' Deficiency:
   Current liabilities                                                   $   5,401,002
   Other debt                                                                5,391,583
   Long-term debt                                                           55,211,647
                                                                         -------------
         Total Liabilities                                                  66,004,232

   Partners' Deficiency                                                    (26,597,985)
                                                                         -------------
         Total Liabilities and Partners' Deficiency                      $  39,406,247
                                                                         =============

Summarized Income Statements - For the
Six Months Ended June 30, 1996 (Unaudited)

Rental and other revenue                                                 $   5,714,114
                                                                         -------------

Expenses:
   Operating                                                                 2,956,236
   Interest                                                                  2,261,563
   Depreciation and amortization                                             1,048,465
                                                                         -------------
         Total Expenses                                                      6,266,264

Net Loss                                                                 $    (552,150)
                                                                         =============

Partnership's share of net loss                                          $    (545,007)
                                                                         =============

Other Partners' share of net loss                                        $      (7,143)
                                                                         =============


For the six months ended June 30, 1996, the Partnership has not recognized $708,935 of equity in losses relating to thirteen Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the six months ended June 30, 1996, the Partnership recognized $57,264 of equity in losses which were previously unrecognized.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1996, the Partnership had cash and cash equivalents of $169,520 compared with $121,361 at December 31, 1995. The increase in cash and cash equivalents is due primarily to cash distributions received from Local Limited Partnerships and proceeds received from the sales and maturities of marketable securities, partially offset by distributions paid to limited partners and net cash used for operating activities.

At June 30, 1996, approximately $918,000 of cash, cash equivalents and marketable securities have been designated as reserves. The reserves as defined in the Partnership Agreement were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner in all Local Limited Partnerships, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. At June 30, 1996, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1996, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1996 resulted in net income of $43,231 as compared to net income of $53,216 for the same period in 1995. The slight decrease in net income is primarily attributable to a decrease in distributions received from Local Limited Partnerships during the comparable periods.

The Partnership's result of operations for the six months ended June 30, 1996 resulted in a net income of $22,887 as compared to net income of $1,404,705 for the same period in 1995. The 1995 income position was attributable to equity in income generated by the sale of Overland Station. This income was supplemented by cancellation of indebtedness income, also resulting from the Overland Station sale. Offsetting these items was a loss on the liquidation of the Overland Station investment. The distribution income from Local Limited Partnerships is significantly lower in 1996.

Equity in losses of Local Limited Partnerships is zero for the three and six months ended June 30, 1996 and 1995, due to cumulative losses in excess of the investments in the Local Limited Partnerships. Distributions were received from two Local Limited Partnerships. Please refer to the property discussions section for more information on property operations.

Property Discussions

HUD has a program to sell all performing and non-performing mortgages in a public auction that is scheduled to take place on a region-by-region basis over the next few years. The mortgages of Oakdale Manor and Woods of Castleton, were sold at the May 1996 HUD non-performing loan auction. The Local General Partner of Woods of Casteton has been in contact with the buyer of the property's mortgage. At this time the property will continue to make its debt service payments. As for the Oakdale Manor mortgage, the mortgage purchaser has initiated foreclosure proceedings and plans to resell the property. Based on the property's market, age, condition and its debt

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

level, the Managing General Partner has decided that additional capital contributions would not be in the best interest of the Partnership. In the likely event that the Partnership relinquishes its equity interest in this Local Limited Partnership, it will not result in a material impact on the Partnership financial statements, since the Partnership is a limited partner and the Local Limited Partnership currently has a carrying value of zero. For tax purposes, there may be a gain on disposal of the Local Limited Partnership recognized by the Partnership. Limited Partners of the Partnership may also incur a recapture tax. The total tax liability for the Limited Partners will depend on the extent they have used current and suspended losses from this investment.

Chelsea Village's mortgage was originally scheduled to be in the May 1996 auction, however this mortgage will now be included in an August 1996 auction. The continued feasibility of this property may depend on the ability of the Local General Partner or the Partnership or their respective affiliates to purchase the mortgage or to negotiate a satisfactory arrangement with the buyer.

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

At Youngstoun Apartments II, located in Hagerstown, Maryland, occupancy has improved through the second quarter of 1996. The property's occupancy was 91% at June 30, 1996, compared to 81% at March 31, 1996. This improvement should result in lower operating deficits.

Property Dispositions

As previously reported, the Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. The results of this transaction are reflected in the June 30, 1995 financial information included in this report. Please refer to Form 10-K dated December 31, 1995 for additional information.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1996.

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




BOSTON FINANCIAL APARTMENTS
ASSOCIATES, L.P.

By:         BFTG Residential Properties, Inc.
            its Managing General Partner





               /s/ Fred N. Pratt, Jr.                  Dated:  August 13, 1996
          By: Fred N. Pratt, Jr.
              President, Chief Executive Officer
              and Director