Form 10-Q
period 1996-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1996-11-13
CIK 354626

November 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-Q Edgar for Quarter Ended September 30, 1996 File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,





/s/Marie D. Reynolds
Marie D. Reynolds
Assistant Controller







BFAA-10Q3.DOC

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                                   --------------------

                                   OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------       ---------------


For Quarter Ended  September 30, 1996     Commission file number      0-10057
                   -------------------                               ---------


                     Boston Financial Apartments Associates, L.P.
           ---------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


        Delaware                                         04-2734133
     --------------                                    --------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer
         organization)                                  Identification No.)


  101 Arch Street, Boston, Massachusetts                  02110-1106
       -----------------------                         ------------------
  (Address of principal executive offices)                (Zip Code)


(Registrant's telephone number, including area code)     (617) 439-3911
---------------------------------------------------       -------------

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

------------------------------------------------------------------------------
                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (Unaudited)
              and December 31, 1995                                         1

          Statements of Operations (Unaudited) - For the Three
              and Nine Months Ended September 30, 1996 and 1995             2

          Statement of Changes in Partners' Equity (Deficiency)(Unaudited)-
              For the Nine Months Ended September 30, 1996                  3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended September 30, 1996 and 1995                      4

          Notes to the Financial Statements (Unaudited)                     5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

PART II - OTHER INFORMATION

Items 1-6                                                                   11

SIGNATURE                                                                   12

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)



                               BALANCE SHEETS

                                                                   September 30,          December 31,
                                                                       1996                   1995
                                                                    (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                   $     120,186            $     121,361
     Interest receivable                                                 4,207                   18,444
     Other current assets                                                4,069                    5,594
                                                                 -------------            -------------
              Total current assets                                     128,462                  145,399

Marketable securities, at fair value (Note 1)                          736,438                  998,083
Investments in Local Limited Partnerships (Note 2)                           -                        -
                                                                 -------------            -------------
              Total Assets                                       $     864,900            $   1,143,482
                                                                 =============            =============


Liabilities and Partners' Deficiency

Current liabilities:
     Accounts payable to affiliate                               $      13,424            $       8,972
     Accounts payable and accrued expenses                              19,032                   20,667
     Notes payable and accrued interest                              1,210,000                1,168,750
                                                                 -------------            -------------
              Total current liabilities                              1,242,456                1,198,389


Partners' Deficiency                                                  (377,556)                 (54,907)
                                                                 -------------            -------------
              Total Liabilities and Partners' Deficiency         $     864,900            $   1,143,482
                                                                 =============            =============

        The  accompanying  notes  are  an  integral  part  of  these financial statements.

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)


                             STATEMENTS OF OPERATIONS
                                  (Unaudited)
       For the Three and Nine Months Ended September 30, 1996 and 1995

                                                      Three Months Ended                    Nine Months Ended
                                                September 30,     September 30,       September 30,    September 30,
                                                    1996              1995                1996             1995
                                               -------------     -------------      --------------     --------

Revenue:
   Distribution                                 $    25,613       $    18,030         $   132,277       $   235,038
   Investment and other                              17,264            13,610              41,309            50,515
                                                -----------       -----------         -----------       -----------
     Total Revenue                                   42,877            31,640             173,586           285,553
                                                -----------       -----------         -----------       -----------

Expenses:
   General and administrative expense
     (includes reimbursement to affiliate in
     the amounts of $56,617 and $53,898
     in 1996 and 1995, respectively)                 28,642            27,578              98,297            94,903
   Interest                                          13,750            13,750              41,250            41,250
   Management fees, related party                     2,561             1,803              13,228            23,504
                                                -----------       -----------         -----------       -----------
     Total Expenses                                  44,953            43,131             152,775           159,657
                                                -----------       -----------         -----------       -----------

Income  (loss)  before  loss  on   liquidation
      of  interest  in  Local  Limited
   Partnership, equity in income of Local Limited
   Partnerships and cancellation of indebtedness    (2,076)           (11,491)          20,811              125,896

Loss on liquidation of interest in  Local
   Limited Partnership                                    -                 -                   -          (773,964)

Equity in income of Local Limited
   Partnerships                                           -                 -                   -         1,980,282
                                                -----------       -----------         -----------       -----------

Income (loss) before extraordinary item              (2,076)          (11,491)             20,811         1,332,214

Extraordinary gain on cancellation
   of indebtedness                                        -                 -                   -            61,000
                                                -----------       -----------         -----------       -----------
Net Income (Loss)                               $    (2,076)      $   (11,491)        $    20,811       $ 1,393,214
                                                ===========       ===========         ===========       ===========

Net Income (Loss) allocated:
   To General Partners                          $      (103)      $      (574)        $     1,041       $   100,619
   To Limited Partners                               (1,973)          (10,917)             19,770         1,292,595
                                                -----------       -----------         -----------       -----------
                                                $    (2,076)      $   (11,491)        $    20,811       $ 1,393,214
                                                ===========       ===========         ===========       ===========

Income (Loss) before extraordinary
   item allocated to the Limited
   Partners per Limited Partnership
   Unit (21,915 Units)                          $    (0.09)       $     (0.51)        $      0.90       $     56.33
                                                ==========        ===========         ===========       ===========

Extraordinary gain on cancellation
   of indebtedness allocated to the
   Limited Partners per Limited
   Partnership Unit (21,915 Units)              $         -       $         -         $         -       $      2.65
                                                ===========       ===========         ===========       ===========

Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                          $    (0.09)       $     (0.51)        $      0.90       $     58.98
                                                ==========        ===========         ===========       ===========

       The  accompanying  notes  are  an  integral  part  of  these financial statements.

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                               (Unaudited)
                  For the Nine Months Ended September 30, 1996

                                                                                  Net
                                                                              Unrealized
                                          General             Limited            Gains
                                         Partners            Partners          (Losses)               Total

Balance at December 31, 1995           $   (907,785)        $   841,376         $ 11,502          $   (54,907)

Cash distribution                                 -            (328,725)               -             (328,725)

Net change in net unrealized
   gains on marketable securities
   available for sale                             -                   -          (14,735)             (14,735)

Net Income                                    1,041              19,770                -               20,811
                                       ------------         -----------         --------          -----------
Balance at September 30, 1996          $   (906,744)        $   532,421         $ (3,233)         $  (377,556)
                                       ============         ===========         ========          ===========

       The  accompanying  notes  are  an  integral  part  of  these financial statements.

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)


                           STATEMENTS OF CASH FLOWS
                                   (Unaudited)
          For the Nine Months Ended September 30, 1996 and 1995


                                                                      1996                    1995
                                                                 ------------            ---------

Net cash used for operating activities                           $    (77,557)           $    (82,325)
                                                                 -------------           ------------

Cash flows from investing activities:
   Purchases of marketable securities                                (276,004)               (860,880)
   Proceeds from sales and maturities
      of marketable securities                                        548,834                 915,674
   Cash distributions received from Local
      Limited Partnerships                                            132,277               1,059,871
                                                                 ------------            ------------
Net cash provided by investing activities                             405,107               1,114,665
                                                                 ------------            ------------

Cash flows from financing activities:
   Cash distributions                                                (328,725)               (657,450)
   Payment of note payable and accrued interest                             -                (624,833)
                                                                 ------------            ------------
Net cash used for financing activities                               (328,725)             (1,282,283)
                                                                 ------------            ------------

Net decrease in cash and cash equivalents                              (1,175)               (249,943)

Cash and cash equivalents, beginning                                  121,361                 350,435
                                                                 ------------            ------------

Cash and cash equivalents, ending                                $    120,186            $    100,492
                                                                 ============            ============

       The  accompanying  notes  are  an  integral  part  of  these financial statements.

-------------------------------------------------------------------------------
                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                             (A Limited Partnership)


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


1.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross             Gross
                                                              Unrealized        Unrealized          Fair
                                               Cost             Gains             Losses             Value

Debt securities issued by the US
   Treasury                                  $   498,544       $   2,451         $ (3,493)     $   497,502

Mortgage backed securities                       214,531               -           (2,157)         212,374

Other debt securities                             26,596               -              (34)          26,562
                                             -----------       ---------         --------      -----------

Balance at September 30, 1996                $   739,671       $   2,451         $ (5,684)     $   736,438
                                             ===========       =========         ========      ===========


Debt securities issued by the US
Treasury and other US
   government agencies                       $   729,567       $   9,410         $      -      $   738,977

Mortgage backed securities                        97,453             259                -           97,712

Other debt securities                            159,561           2,094             (261)         161,394
                                             -----------       ---------         --------      -----------

Balance at December 31, 1995                 $   986,581       $  11,763         $   (261)     $   998,083
                                             ===========       =========         ========      ===========

The contractual maturities at September 30, 1996 are as follows:

                                                                                                  Fair
                                                                              Cost                Value

Due in one year or less                                                   $   96,205           $   98,575
Due in one year to five years                                                428,935              425,489
Mortgage backed securities                                                   214,531              212,374
                                                                          ----------           ----------
                                                                          $  739,671           $  736,438
                                                                          ==========           ==========

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)


                     Notes to the Financial Statements (continued)
                                  (Unaudited)

1.   Marketable Securities (continued)

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were approximately $549,000 and $916,000 during the nine months ended September 30, 1996 and 1995, respectively. Gross gains of $28,590 and $4,284 and gross losses of $2,670 and $7,474 were realized on these sales for the nine months ended September 30, 1996 and 1995, respectively.


2.   Investments in Local Limited Partnerships

As of September 30, 1996 and December 31, 1995, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity                 Cash
                                   tions and Related        in Income            Distributions
         Local Limited             Acquisition Costs        (Losses)                Received              Net
         Partnerships                (Cumulative)         (Cumulative)          (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------        ------------------    ------------

Bear Creek                          $      796,556        $    (200,574)        $     (595,982)     $          -
Buttonwood Tree                          1,482,996           (1,482,996)                     -                 -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (972,180)               (78,057)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,115,914)              (730,555)                -
Woodbridge                               1,077,161           (1,060,493)               (16,668)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,978,221)            (2,834,143)          773,964

Less dispositions:
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
                                    --------------        -------------         --------------      ------------

     Balance at
     September 30, 1996             $   15,681,717        $ (14,122,407)        $   (1,559,310)     $          -
                                    ==============        =============         ==============      ============

     Balance at
     December 31, 1995              $   15,681,717        $ (14,254,684)        $   (1,427,033)     $          -
                                    ==============        =============         ==============      ============

(1) Included in cash distributions received is cumulative distribution income of $942,140 which was received from six Local Limited Partnerships with carrying values of zero.

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)

                   Notes to the Financial Statements (continued)
                                 (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested is as follows:

Summarized Balance Sheets - September 30, 1996 (Unaudited)

Assets:
   Investment property, net                                                                   $   33,570,953
   Current assets                                                                                  1,990,725
   Other assets                                                                                    3,823,349
                                                                                              --------------
         Total Assets                                                                         $   39,385,027
                                                                                              ==============

Liabilities and Partners' Deficiency:
   Long-term debt                                                                             $   55,131,476
   Current liabilities                                                                             6,049,162
   Other debt                                                                                      4,742,373
                                                                                              --------------
         Total Liabilities                                                                        65,923,011

   Partners' Deficiency                                                                          (26,537,984)
                                                                                              --------------
         Total Liabilities and Partners' Deficiency                                           $   39,385,027
                                                                                              ==============

Summarized Income Statements - For the
Nine Months Ended September 30, 1996 (Unaudited)

Rental and other revenue                                                                        $  8,435,863
                                                                                                ------------

Expenses:
   Operating                                                                                       4,578,630
   Interest                                                                                        3,157,844
   Depreciation and amortization                                                                   1,425,100
                                                                                                ------------
         Total Expenses                                                                            9,161,574

Net Loss                                                                                        $   (725,711)
                                                                                                ============

Partnership's share of net loss                                                                 $   (715,549)
                                                                                                ============
Other Partners' share of net loss                                                               $    (10,162)
                                                                                                ============


For the nine months ended September 30, 1996, the Partnership has not recognized $886,771 of equity in losses relating to eight Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the nine months ended September 30, 1996, the Partnership recognized $38,945 of equity in losses which were previously unrecognized.

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)


                   Notes to the Financial Statements (continued)
                                 (Unaudited)

2.   Investments in Local Limited Partnerships (continued)

The local  general  partner of Mountain  View  Apartments  and  Woodmeade  South
Apartments placed both of the properties into Chapter 11 bankruptcy. The effective date of the bankruptcy plan was March 24, 1996. In order for the Partnership to retain an equity interest in these two properties, the bankruptcy plan required that the Partnership make additional contributions. Management of the Partnership has decided that additional contributions would not be in the best interest of the Partnership. Motions for final decrees and to close the cases were filed in September for both properties. An objection by the Partnership was not filed by the required October 1996 deadline since the Partnership has elected not to preserve its equity position through a capital infusion. The Partnership's relinquishment of its equity interest in these two Local Limited Partnerships will have no material impact on the Partnership financial statements, since the Partnership is a limited partner and the two Local Limited Partnerships currently have carrying values of zero.

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1996, the Partnership had cash and cash equivalents of $120,186 as compared with $121,361 at December 31, 1995. The net change in cash and cash equivalents is due to cash distributions received from Local Limited Partnerships and proceeds received from the sales and maturities of marketable securities in excess of purchases of marketable securities. Offsetting these increases are distributions paid to limited partners and net cash used for operating activities.

At September 30, 1996, approximately $824,000 of cash, cash equivalents and marketable securities have been designated as Reserves. The Reserves as defined in the Partnership Agreement were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner in all Local Limited Partnerships, it has no contractual obligation to provide additional funds to Local Limited Partnerships beyond its specified investment. At September 30, 1996, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1996, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the three months ended September 30, 1996 resulted in net loss of $2,076 as compared to net loss of $11,491 for the same period in 1995. The slight decrease in net loss is primarily attributable to increases in distributions received from Local Limited Partnerships and investment income.

The Partnership's result of operations for the nine months ended September 30, 1996 resulted in a net income of $20,811 as compared to net income of $1,393,214 for the same period in 1995. The 1995 income position was attributable to equity in income generated by the sale of Overland Station. This income was supplemented by cancellation of indebtedness income, also resulting from the Overland Station sale. Offsetting these items was a loss on the liquidation of the Overland Station investment. The distribution income from Local Limited Partnerships is significantly lower in 1996.

Equity in losses of Local Limited Partnerships is zero for the three and nine months ended September 30, 1996 and for the three months ended September 30, 1995. This is a result of cumulative equity in losses for all Local Limited Partnerships in excess of the investments in these Local Limited Partnerships. For the nine months ended September 30, 1996 and 1995, cash distributions were received from three Local Limited Partnerships. Please refer to the "Property Discussions" section for additional information on property operations.

Property Discussions

HUD has a program to sell all performing and non-performing mortgages in a public auction that is scheduled to take place on a region-by-region basis over the next few years. The mortgages of Oakdale Manor and Woods of Castleton, were sold at the May 1996 HUD non-performing loan auction. The Local General Partner of Woods of Castleton has been in contact with the buyer of the property's mortgage. At this time the property will continue to make its debt service payments. As for the Oakdale Manor mortgage, the mortgage purchaser has initiated foreclosure proceedings. The local general partner filed Chapter 11 bankruptcy petition and received a temporary stay of foreclosure. Based on the property's market, age, condition and its debt level, the Managing General Partner

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

has decided that additional capital contributions would not be in the best interest of the Partnership. In the likely event that the Partnership relinquishes its equity interest in this Local Limited Partnership, it will not result in a material impact on the Partnership financial statements, because the Partnership is a limited partner and this Local Limited Partnership currently has a carrying value of zero. For tax purposes, there may be a gain on disposal of the Local Limited Partnership recognized by the Partnership, in which case this gain would be allocated to the Limited Partners, resulting in taxable income. The tax liability for individual Limited Partners will depend on the extent to which they have used current and suspended losses from this investment.

Chelsea Village's mortgage was sold in the August 1996 auction. The continued feasibility of this property will depend on the ability of the Local General Partner of the Partnership or their respective affiliates to negotiate a satisfactory arrangement with the buyer.

As previously reported, the local general partner of Mountain View Apartments and Woodmeade South Apartments placed both of the properties into Chapter 11 bankruptcy. The effective date of the bankruptcy plan was March 24, 1996. In order for the Partnership to retain an equity interest in these two properties, the bankruptcy plan required that the Partnership make additional contributions. Management of the Partnership has decided that additional contributions would not be in the best interest of the Partnership. The Partnership's relinquishment of its equity interest in these two Local Limited Partnerships will have no material impact on the Partnership financial statements, because the Partnership is a limited partner and the two Local Limited Partnerships currently have carrying values of zero. For tax purposes, there may be a gain on disposal of the Local Limited Partnership recognized by the Partnership, in which case this gain would be allocated to the Limited Partners, resulting in taxable income. The tax liability for individual Limited Partners will depend on the extent to which they have used current and suspended losses from this investment.


Property Dispositions

As previously reported, the Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. The results of this transaction are reflected in the September 30, 1995 financial information included in this report. Please refer to Form 10-K dated December 31, 1995 for additional information.

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K were  filed during the quarter ended September 30, 1996.

-------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                            (A Limited Partnership)


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




BOSTON FINANCIAL APARTMENTS
ASSOCIATES, L.P.

By:         BFTG Residential Properties, Inc.
            its Managing General Partner





            /s/ Fred N. Pratt, Jr.                  Dated: November 13, 1996
            ---------------------
By:         Fred N. Pratt, Jr.
            President, Chief Executive Officer
            and Director