Form 10-K
period 1996-12-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1997-03-31
CIK 354626

March 31, 1997


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-K for Year Ended December 31, 1996
         File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller





BFA10K-K.DOC

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

For the fiscal year ended                                   Commission file
December 31, 1996                                                number
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

                     Yes   X                          No
                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                                      K-10
                Boston Financial Apartments Associates, L.P.
                           (A Limited Partnership)

                       1996 ANNUAL REPORT ON FORM 10-K


                              TABLE OF CONTENTS



PART I

     Item 1     Business                                           K-2
     Item 2     Properties                                         K-5
     Item 3     Legal Proceedings                                  K-7
     Item 4     Submission of Matters to a
                  Vote of Security Holders                         K-7

PART II

     Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters              K-8
     Item 6     Selected Financial Data                            K-8
     Item 7     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                    K-11
     Item 8     Financial Statements and Supplementary Data        K-12
     Item 9     Disagreements on Accounting and Financial
                  Disclosure                                       K-12

PART III

     Item 10    Directors and Executive Officers of the
                  Registrant                                       K-13
     Item 11    Management Remuneration                            K-14
     Item 12    Security Ownership of Certain Beneficial
                  Owners and Management                            K-14
     Item 13    Certain Relationships and Related Transactions     K-14


PART IV

     Item 14    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                              K-15

SIGNATURES                                                         K-17

                                                                PART I

Item 1.  Business

Boston Financial Apartments Associates, L.P. (the "Partnership") is a limited partnership formed on July 21, 1981 under the Uniform Limited Partnership Act of the State of Delaware. The Partnership raised $21,910,000 of equity ("Gross Proceeds") through the sale of limited partnership interests of $1,000 per unit with a minimum purchase of five units. Such amounts exclude five unregistered units previously acquired for $1,000 each by the initial limited partner, an affiliate of the general partners.

The Partnership is engaged solely in the business of real estate investment. Therefore, the Partnership's business is considered one segment and is presented in that manner.

The Partnership has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate multi-family residential properties ("Properties") which are assisted by federal, state or local government agencies pursuant to programs which do not significantly restrict distributions to owners or the rate of return on investments in such Properties. The investment objectives of the Partnership include the following: (i) to preserve and protect the Partnership's capital; (ii) to provide capital appreciation through appreciation in value of the Properties; (iii) to provide "tax losses" during the early years of the Partnership's operations which the Limited Partner may use to offset income from other sources; (iv) to provide annual cash distributions to Partners derived from distributions to the Partnership from Local Limited Partnerships; and (v) to build additional equity through reduction of mortgage loans of the Local Limited Partnerships. There can be no assurance that the Partnership will attain any or all of these investment objectives.

After completing its program of investment in Local Limited Partnerships during 1983, the Partnership purchased interests in 15 Local Limited Partnerships, each of which owned a Property with first mortgage financing provided under the
Section 221(d)(4) insurance program of the United States Department of Housing and Urban Development ("HUD"). The original cost of real estate owned by Local Limited Partnerships, inclusive of equity payments by the Partnership, was $86,660,000.

On December 31, 1993, the Partnership transferred its interest in Captain's Landing Associates, Ltd. to an unrelated party for a nominal amount. Also, on January 12, 1994, Oakwood Terrace Associates, Ltd. was sold in a foreclosure auction conducted by HUD. As a result of the foreclosure, the Partnership disposed of its interest in the property. The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership received $1,274,833 which was used to pay down an acquisition note payable and make a distribution. In addition, on March 24, 1996, the Local General Partner of Mountain View, Ltd. and Woodmeade South, Ltd. placed both of the properties into Chapter 11 bankruptcy. Consequently, the Partnership relinquished its equity interest in these two Local Limited Partnerships. A more detailed discussion of the transactions is contained under Property Dispositions in Item 2 of this Report on Form 10-K.

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

                                     Table A

                                PARTNERSHIP DATA
                                   (UNAUDITED)

                                                                                                     Original Equity       % Total
                                          Date                    Property                             and Debt --        Original
Local Limited         Property           Interest   Completion    Occupancy         Number of         Local Limited        Equity
Partnerships (A)      Location           Acquired   Date       at 12/31/96 (B)     Apt. Units       Partnerships (C)      and Debt
----------------      -------            --------   ----      ---------------     ----------       ----------------      --------


Bear Creek            Asheville, NC      08/25/83   1974           94%               140            $ 3,089,000           3.56%
Buttonwood Tree       Wichita, KS        03/29/82   1982           95%               216              8,341,000           9.62%
Captain's Landing (D) Galveston, TX      10/14/82   1984           n/a               174              5,392,000           6.22%
Chelsea Village       Indianapolis, IN   07/02/82   1983           96%               246              9,179,000          10.59%
Mountain View (D)     Johnson City, TN   12/08/82   1983           n/a                60              2,249,000           2.60%
Oakdale Manor         Beaumont, TX       05/05/83   1981           81%               152              4,905,000           5.66%
Oakwood Terrace (D)   Chattanooga, TN    08/13/82   1983           n/a               100              3,254,000           3.75%
Overland Station (D)  Boise, ID          02/24/82   1978           n/a               160              4,480,000           5.17%
Park Hill             Lexington, KY      04/22/82   1980           94%               132              3,935,000           4.54%
Pheasant Ridge        Moline, IL         07/07/82   1978           99%               216              5,526,000           6.38%
The Woods ofCastleton Indianapolis, IN   05/28/82   1983           92%               260              9,824,000          11.34%
Westpark Plaza        Chico, CA          04/05/82   1979           95%               240              7,519,000           8.68%
Woodbridge            Bloomington, IN    07/09/82   1983           95%               140              5,321,000           6.14%
Woodmeade South (D)   Knoxville, TN      04/07/82   1983           n/a               242              8,619,000           9.95%
Youngstoun            Hagerstown, MD     02/18/83   1984           95%               120              5,027,000           5.80%
                                                                                    ------            -----------       ---------
                                                                                     2,598            $86,660,000         100.00%
                                                                                     =====             ==========         =======

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

(B) Property Occupancy is shown as of each Local Limited Partnership's respective fiscal year end, which is December 31, 1996.

(C) Includes equity contributed to the Local Limited Partnership plus the outstanding principal balance of its mortgage loan at the date of purchase (or, in the case of new construction projects, at HUD Final Endorsement) and any notes made by the Partnership as part of its original purchase.

(D) The Partnership no longer holds an investment interest in Captain's Landing, Mountain View, Oakwood Terrace, Overland Station and Woodmeade
           South as of December 31,1996.

Approximately $1,022,000 of the Gross Proceeds was originally designated as Reserves and invested in various securities to fund the ongoing operations of the Partnership. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. As of December 31, 1996, the General Partner has designated approximately $810,000 as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate.


The Partnership's primary source of working capital is income earned on the Reserves. Additionally, the Partnership expects to receive distributions from cash flows from operations of its Local Limited Partnership interests in future years. It is expected that these sources of funds will provide adequate working capital to the Partnership.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. Not more than 10% of the total original investment of the Partnership in Local Limited Partnerships, exclusive of disposed properties, is invested in Local Limited Partnerships having a common Local General Partner or affiliated group of Local General Partners, except that (i) the Castleton, Chelsea and Woodbridge Local Limited Partnerships, representing 33.03% of the total original investment, exclusive of disposed properties, have affiliates of Gene B. Glick Company, Inc. as Local General Partners, (ii) the Woodmeade and Mountain View Local Limited Partnerships, representing 13.02% of the total original investment, exclusive of disposed properties, have Hardaway Management Company as Local General Partners,
(iii) the Bear Creek and Youngstoun Apartments, Phase II Local Limited Partnerships, representing 11.05% of the total original investment, exclusive of disposed properties, have Alco Group Limited Partners as Local General Partners, and (iv) the Westpark Partnership, representing 11.77% of the total original investment, exclusive of disposed properties, has affiliates of Federal Properties Investment Company as the Local General Partner. The Local General Partners of the other Local Limited Partnerships were identified in the Acquisition Reports. In the event of bankruptcy or default of the Local General Partners, or other conditions as expressed in the Local Limited Partnership Agreements, in certain cases, an affiliate of the Partnership's Managing General Partner may elect to become an additional Local General Partner.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Partnership will depend on many factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs, and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels, (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes, and (iii) possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to the tenants in the form of rent increases, or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. In particular, changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse effect on the business of the Partnership.

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


Item 2.  Properties

The Partnership owns limited partnership interests in ten Local Limited Partnerships which own and operate multi-family residential properties. The Partnership also owns investments in securities in which its Reserves are held.

Three of the Local Limited Partnerships are operating at deficits (net loss adjusted for depreciation, mortgage principal payments and replacement reserve payments). In past years, the Local General Partners funded these deficits either through non-interest bearing project expense loans or subordinated loans, repayable only out of cash flow or proceeds from a sale or refinancing of the given project. Once a project achieves break-even, substantial amounts of cash flow derived from its operations will be used to repay project expense loans and subordinated loans until the loans are repaid in full. To address current deficits or other financial difficulties, Local General Partners are working to increase rental income and reduce operating expenses, working with the lenders to refinance property mortgages or seeking other sources of capital. Management may make voluntary advances from the Partnership's Reserves to a Local Limited Partnership encountering operating difficulties if it is deemed to be in the best interest of the Partnership to provide such funds.

As previously reported, in March 1996 the local general partner of Mountain View and Woodmeade South Apartments placed both of the properties into Chapter 11 bankruptcy. In order for the Partnership to retain an equity interest in these properties, the bankruptcy plan required that the Partnership make additional contributions. Management of the Partnership decided that additional contributions would not be in the best interest of the Partnership. Consequently, the Partnership relinquished its equity interest in these two Local Limited Partnerships. The Partnership's relinquishment of its equity interest in these Local Limited Partnerships will have no impact on the Partnership financial statements, because the Partnership is a limited partner and the two Local Limited Partnerships currently have a carrying value of zero. However, the Partnership will be precluded from realizing any residual value upon liquidation. For tax purposes, the 1996 tax returns will be the final return for these partnerships. There will be a taxable gain associated with the disposal of the Local Limited Partnerships which will result in taxable income to the Partnership.

Since the August 1996 sale of Chelsea Village's mortgage, the Local General Partner is continuing in its efforts to negotiate a satisfactory arrangement with the buyer. The Partnership's ability to retain its interest, currently carried at zero on the Partnership's financial statements, in this partnership depends upon a satisfactory outcome to these negotiations.

As previously reported, the mortgages of Oakdale Manor and Woods of Castleton were sold to separate buyers in HUD's May 1996 non-performing loan auction. The Local General Partner of Woods of Castleton is working with various lenders seeking a source of capital to refinance the mortgage; in the meantime, the property has resumed making debt service payments to the new note holder. The new mortgagor for Oakdale Manor has initiated foreclosure proceedings. In response, the local general partner filed Chapter 11 bankruptcy and received a temporary Stay of Foreclosure. If the bankruptcy plan ultimately approved by the lender requires the Partnership to make additional capital contributions, the Partnership will relinquish its interest in the Property. If the Partnership does relinquish its interest in Oakdale, the only effect on the Partnership's financial statements will be the cancellation of indebtedness income since the Partnership is a limited partner and the purchase note payable and the corresponding interest accrued as of December 31, 1996 are collateralized only by the Partnership's interest in Oakdale Manor, which currently has a carrying value of zero. However, the Partnership will be precluded from realizing any residual value upon liquidation of Oakdale Manor. Depending upon the outcome of the foreclosure and bankruptcy proceedings, investors face significant risk of incurring taxable gain associated with the disposal of the Local Limited Partnership, which will result in taxable income for the limited partners.

Three of the Local Limited Partnerships have submitted financial statements to the Partnership with modified reports expressing substantial doubt as to their ability to continue as going concerns ("going concern reports"). These partnerships are Chelsea Village, The Woods of Castleton, and Oakdale Manor. In general, auditors modify their reports in this regard when substantial doubt has been raised about a partnership's ability to obtain sufficient financial resources to meet its obligations.

Two of the Local Limited Partnerships, Woodmeade South Associates, LP and Mountain View Associates, Ltd., did not submit audited financial statements because they are in bankruptcy.

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

The Partnership received proceeds from the Overland sale in the amount of $1,274,833. The Partnership used a portion of the sales proceeds to pay down $624,833 of an acquisition note payable and accrued interest with respect to this property which totaled $685,833. The $61,000 balance of these obligations has been canceled and is recorded as income on the Partnership's financial statements. The Partnership has distributed the balance of the sales proceeds plus accrued interest in the amount of $657,450.

On March 24, 1996, the local general partner of Mountain View and Woodmeade South Apartments placed these properties into Chapter 11 bankruptcy. Consequently, the Partnership relinquished its equity interest in these Local Limited Partnerships, the result of which had no effect on income for financial reporting purposes as the net investment balance on these interests is zero. However, there is a taxable gain associated with the disposal of these Local Limited Partnerships.



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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that any public market will develop.

The Partnership Agreement does not impose on the Partnership or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units, and the Partnership does not currently obtain such appraisals or provide such estimates of value.

The Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, as amended (the "Partnership Agreement"), imposes certain restrictions on the transfer of Units. For example, a transfer will not be permitted if: (i) counsel for the Partnership is of the opinion that such transfer would result, when considered with all other transfers within the previous twelve months, in the Partnership's being considered to have been terminated within the meaning of Section 708 of the Internal Revenue Code of 1986, as amended, or would result in the Partnership's being treated as a corporation for Federal income tax purposes; (ii) counsel for the Partnership shall determine that such transfer would violate any applicable federal or state securities laws (including those pertaining to investor suitability standards); or (iii) transferor or the transferee would thereafter hold less than five Units, except for transfers by gift or inheritance, inter-family transfers, transfers resulting from family dissolutions and certain other transactions. The Partnership need not recognize any transfer of Units unless an instrument of assignment complying with certain requirements set forth in the Partnership Agreement is filed with the Partnership and recorded on the Partnership's books, and the transferring parties reimburse the Partnership for any expenses incurred by it in connection with the transfer. Limited Partners seeking to transfer Units may also be subject to the securities laws of the state in which the transfer is to take place, in that certain states have imposed restrictions on the transfer of Units in the Partnership. For the years ended December 31, 1996, 1995, and 1994, a total of 35, 82 and 36 Units, respectively, were transferred on the resale market. There were 2,324, 2,331 and 2,380 record holders of Units of the Partnership at December 31, 1996, 1995 and 1994, respectively.

Cash distributions, when made, are paid annually. Cash available for distribution has been and, in the future, will be derived almost exclusively from distributions of cash flow from operations of the Local Limited
Partnerships. Such cash is not expected to be significant in 1997, and the return on investment to Limited Partners will consist primarily of net losses for federal income tax purposes used to offset Limited Partner passive income from the Partnership and other sources. Information concerning the actual distributions made in the current year and prior years is included in Item 6 of this Report on Form 10-K.


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


                                                                                          Periods Ended December 31,

                                                         1996            1995            1994            1993            1992
                                                      -----------    ------------    ------------    ------------    ------------

Investment and other income                            $   55,115    $     76,539    $     21,053    $     65,009    $     64,891
Distribution income                                       132,277         255,227          80,872         180,106         170,928
Equity in income (losses) of Local Limited Partnerships      --         1,985,647        (112,456)         29,479         (26,637)
Extraordinary Gain on cancellation of indebtedness           --            61,000            --              --              --
Net income (loss)                                          (3,906)      1,404,655        (233,134)         57,589          (7,379)
   Per Limited Partnership Unit (A)                         (.17)          59.48          (10.11)           2.50            (.32)
Cash and cash equivalents                                 124,878         121,361         350,435          70,103          52,582
Investment in Local Limited Partnerships,
   at original cost                                     15,681,717      15,681,717      16,914,003      17,503,646      18,332,748
Total assets (B)                                          863,468       1,143,482       1,458,924       1,289,125       1,258,776
Notes payable and accrued interest                      1,223,750       1,168,750       1,799,583       1,714,583       1,629,583
Other Data:
Passive loss (C)                                       (1,969,635)     (2,225,407)     (4,156,915)     (3,885,226)     (2,338,075)
   Per Limited Partnership Unit (A)                        (85.39)         (96.47)        (180.20)        (101.35)        (144.32)
Cancellation of debt income (C)                            68,723          61,000            --              --              --
   Per Limited Partnership Unit (A)                          2.98            2.64            --              --              --
Gain on transfer of Captain's Landing interest (C)           --              --              --         4,017,691            --
   Per Limited Partnership Unit (A)                          --              --              --            174.16            --
Gain (loss) on foreclosure of Oakwood Terrace (C)            --            (4,430)      3,974,017            --              --
   Per Limited Partnership Unit (A)                          --              (.20)         179.59            --              --
Loss on sale of Overland Station (C)                         --           (44,402)           --              --              --
   Per Limited Partnership Unit                              --             (2.01)           --              --              --
Section 1231 Gain (C)                                        --         3,369,129            --              --              --
   Per Limited Partnership Unit (A)                          --            152.19            --              --              --
Gain on abandonment of Mountain View (C)                2,207,706            --              --              --              --
   Per Limited Partnership Unit (A)                         95.71            --              --              --              --
Gain on abandonment of Woodmeade South (C)              6,804,142            --              --              --              --
   Per Limited Partnership Unit (A)                        294.96            --              --              --              --
Portfolio income (C)                                      139,248         169,540          65,658         115,456         121,465
   Per Limited Partnership Unit (A)                         6.04            7.35            2.85            5.00            5.27
Cash distribution (D)                                     328,725         657,450         115,342         115,342         184,547
   Per Limited Partnership Unit (A)                         15.00           30.00            5.00            5.00            8.00
Local Limited Partnership interests
   owned at end of period                                     10              12              13              14              15


(A) Per Limited Partnership Unit data is based upon a 95% share of income and losses, except the gain on foreclosure of Oakwood Terrace and the loss on the sale of Overland Station which is based upon a 99% share of gain resulting from the transaction, and the number of Units outstanding at the end of each year (21,915).
(B) Total assets does not represent the current value of the Partnership's investment in Local Limited Partnerships.
(C) Each Partner's taxable income or loss from the Partnership is equal to his allocable share of taxable income or loss in the Partnership, without regard to the cash generated or distributed by the Partnership.
(D) Cash distributions in 1992 through 1994 represent cash flow generated in the year previous to that presented. In 1995, the cash distribution is from the proceeds from the sale of Overland Station. Cash distributions in 1996 represent cash flow generated in 1994 and 1995. Since the inception of the Partnership, distributions have represented a return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition andResults of Operations

Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash and cash equivalents of $124,878 compared with $121,361 at December 31, 1995. The increase in cash and cash equivalents is a result of cash distributions received from Local Limited Partnerships and the proceeds from the sale and maturities of marketable securities. These increases are offset by net cash used by operations, the purchase of marketable securities and cash distributions paid to the limited partners.

At December 31, 1996, approximately $810,000 has been reserved and is invested in various securities. The Reserves as defined in the Partnership Agreement were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

As of December 31, 1996, investment in Local Limited Partnerships remained at zero from December 31, 1995.

Since April 1, 1985, the Partnership has been obligated to pay interest from its own funds on the Oakdale note. The Partnership negotiated with the seller of Oakdale to defer these payments, and as such, since October 1, 1986 interest has been accrued but not paid. The note was due on April 1, 1995. During 1996, the local general partner of Oakdale Manor filed chapter 11 bankruptcy. If the bankruptcy plan approved by the lender requires the Partnership to make additional capital contributions, the Partnership will relinquish its interest in Oakdale Manor. If the Partnership does relinquish its interest in Oakdale, the Partnership will not repay the Oakdale note and accrued interest. The only effect on the Partnership's financial statements will be the cancellation of indebtedness income, since the Partnership is a limited partner and the note and interest are collateralized only by the Partnership's interest in Oakdale Manor, which currently has a carrying value of zero. However, if the Partnership relinquishes its interest, it will be precluded from realizing any residual value of Oakdale upon liquidation. If the Partnership's interest is retained, the note will be repaid as cash flow allows. For tax purposes, a consequence of the foreclosure will be that the Partnership will receive allocations of capital gain and cancellation of indebtedness income. At the individual investor level, the capital gain and cancellation of indebtedness income can be offset by passive losses, both current and suspended.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met, except for a limited recourse note described in Note 5 to the Financial Statements in Item 14(a) of the Report on Form 10-K. Thus, at December 31, 1996, 1995 and 1994, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1997, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years. As of December 31, 1996, approximately $17,000 of unpaid distributions are due to the General Partners and will be paid in 1997.

Results of Operations

1996 versus 1995

The Partnership's results of operations for the year ended December 31, 1996 resulted in a net loss of $3,906, as compared to a net income of $1,404,655 in 1995. The net income position in 1995 is due to equity in income of Local Limited Partnerships generated by the sale of Overland Station as discussed below. Distribution income also decreased in 1996 due to decreased cash flows from property operations.

1995 versus 1994

The Partnership's results of operations for the year ended December 31, 1995 resulted in net income of $1,404,655, as compared to a net loss of $233,134 in 1994. The change to a net income position is due to the 1995 equity in income of Local Limited Partnerships generated by the sale of Overland Station. The income was supplemented by cancellation of indebtedness income, also due to the Overland Station sale, an increase in cash distribution income received from Local Limited Partnerships and an increase in investment income. Offsetting these increases in income items was the loss on the disposition of Overland Station and an increase in asset management fees, as defined by the Partnership Agreement.


Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the three years ended December 31, 1996.


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this
 Report on Form 10-K. See Index to Financial Statements and Schedules on page F-1 hereof.


Item 9.  Disagreements on Accounting and Financial Disclosure

None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

The managing general partner of the Partnership is BFTG Residential Properties, Inc., a Massachusetts corporation (the "Managing General Partner" or "BFTG"), and is an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. The names, positions and ages of the executive officers and directors of BFTG are set forth below:

            Name                        Position                          Age

   A. Harold Howell                     Director                           55

   William E. Haynsworth                Vice President and Director        57

   Georgia Murray                       Vice President, Treasurer, Clerk
                                            and Director                   46

   Fred N. Pratt, Jr.                   President, Chief Executive
                                        Officer and Director               52

The other general partner of the Partnership is Milk Street Housing Associates, L.P., a Massachusetts limited partnership ("Milk Street"). Milk Street was originally formed as Franklin Housing Associates, but its name was changed on December 8, 1981 to enable it to qualify to do business in Delaware. Messrs. Howell and Pratt are general partners of Milk Street.

The Partnership is a party to an agreement with Boston Financial, pursuant to which Boston Financial will provide day-to-day management services for the Partnership's investments in Local Limited Partnerships. Boston Financial receives certain compensation for these services as discussed in Item 13 of this Report.

There is no family relationship between any of the persons listed in this section.

The business experience of each of the persons listed above is described below:

A. Harold Howell, age 55, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time, he has been active in the overall administration of Boston Financial and its affiliates but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management Division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and is in charge of a program being developed for properties managed by Boston Financial whereby heads-of-households who want to further their education can enroll in a program on-site which teaches economic self sufficiency, computer and internet skills, problem solving skills and related real-world skills. Mr. Howell recently spent a two year sabbatical from Boston Financial as a Visiting
Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded International M.B.A. Program in Barcelona, Spain. While there, he taught courses in business strategy and real estate finance.

William E. Haynsworth, age 57, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the firm's Senior Leadership Team and participates in the structuring of real estate investments and the development of new business opportunities.

Georgia Murray, age 46, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray currently serves on the firm's Senior Leadership Team and is involved in the structuring and selling of institutional tax credit products. Previously, she managed Boston Financial's Investment Real Estate and Asset Management divisions. She also serves as a director of Atlantic Bank and Trust Company.

Fred N. Pratt, Jr., age 52, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was oneof the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of the General Partner of Boston Financial.


Item 11. Management Remuneration

Neither the directors and officers of BFTG nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.


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

Under an agreement between the Partnership and Boston Financial (as successor by merger to Fund Service Corporation), Boston Financial provides day-to-day management services in connection with the Partnership's investments in Local Limited Partnerships and receives certain reimbursements for such services. Currently, Boston Financial receives an annual fee (the "Management Fee") equal to 10% of the Partnership's share of cash flow from Local Limited Partnerships. However, the Management Fee is subject to certain limitations and to reduction under certain circumstances and is non-cumulative and payable only out of available Partnership funds. Since inception, Management Fees amounting to $141,471 have been paid to Boston Financial.

Information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and expenses reimbursed or reimbursable to Boston Financial and its affiliates, during each of the three years ended December 31, 1996 is presented below and in Note 7 to the Financial Statements included in Item 8 of this Report on Form 10-K.

                                                             1996           1995           1994
                                                             ----           ----           ----

Cash distributions to General Partners                 $          -   $          -       $  5,767

Salaries and benefits expense reimbursement                  71,368         68,722         57,909

Management Fees                                              13,228         26,059         10,098


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and auditor's report relating thereto are submitted as a separate section of this Report on Form 10-K. See Index to Financial Statements and Schedules on page F-1 hereof.

The reports of other auditors relating to the audits of the financial statements of Local Limited Partnerships, which were referred to and relied upon in the report of independent certified public accountants and in the Partnership's financial statements and financial statement schedule, appear in Exhibit (28)(a) of this report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

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

     (b)   Audited financial statements of Investee Local Limited
           Partnerships

           None

     (c)   Reports on Form 8-K

       No Reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/William E. Haynsworth                      Date:  March 27, 1997
         -------------------------------
         William E. Haynsworth
         Vice President and Director





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





     By: /s/Fred N. Pratt, Jr.                         Date:  March 27, 1997
         ------------------------------------
         Fred N. Pratt, Jr.
         Chief Executive Officer of Boston
         Financial Group Limited Partnership



     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/William E. Haynsworth                      Date:  March 27, 1997
         -------------------------------
         William E. Haynsworth
         Vice President and Director

Item 14 (a).  Financial Statements and Supplementary Data

                     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)
                          1996 FORM 10-K ANNUAL REPORT

                                   INDEX

                                                                     Sequential
                                                     Page No.         Page No.

Report of Independent Accountants                      F-2

Financial Statements:

    Balance Sheets - December 31, 1996 and 1995        F-3

    Statements of Operations - For the Years Ended
      December 31, 1996, 1995 and 1994                 F-4

    Statements of Partners' Equity (Deficiency) -
      For the Years Ended December 31, 1996, 1995,
      and 1994                                         F-5

    Statements of Cash Flows - For the Years
      Ended December 31, 1996, 1995 and 1994           F-6

    Notes to the Financial Statements                  F-7

Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated
      Depreciation                                    F-14


All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Apartments Associates, L.P.
(A Limited Partnership)


We have audited the balance sheets of Boston Financial Apartments Associates, L.P. (a limited partnership) ("the Partnership") as of December 31, 1996 and 1995 and the related statements of operations, partners' equity (deficiency), and cash flows and the financial statement schedule listed in Item 14 (a) of this Report on Form 10-K for each of the three years in the period ended December 31, 1996. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The Partnership accounts for its investments in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. In each of the three years ended December 31, 1996, 1995, and 1994, 100 percent of equity in income (losses), reflected in the financial statements of the Partnership, relates to investments in Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Boston, Massachusetts                         COOPERS & LYBRAND L.L.P.
March 25, 1997

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)

                                BALANCE SHEETS

                          December 31, 1996 and 1995


                                                                        1996                    1995
                                                                   -------------             -------
Assets

Cash and cash equivalents                                            $   124,878             $   121,361
Interest receivable                                                       11,175                  18,444
Marketable securities, at fair value (Note 3)                            723,855                 998,083
Other assets                                                               3,560                   5,594
Investment in Local Limited Partnerships (Note 4)                              -                       -
                                                                     -----------             -----------
              Total Assets                                           $   863,468             $ 1,143,482
                                                                     ===========             ===========


Liabilities and Partners' Deficiency

Liabilities:
     Accounts payable to affiliate (Note 7)                          $    17,641             $     8,972
     Accounts payable and accrued expenses                                21,114                  20,667
     Notes payable and accrued interest (Note 5)                       1,223,750               1,168,750
                                                                     -----------             -----------
              Total Liabilities                                        1,262,505               1,198,389

Partners' Deficiency                                                    (399,037)                (54,907)
                                                                     -----------             -----------
              Total Liabilities and Partners' Deficiency             $   863,468             $ 1,143,482
                                                                     ===========             ===========

The   accompanying   notes   are   an integral part of the financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994


                                                              1996              1995              1994
                                                           ----------        ----------        -------

Revenue:
    Distribution income (Note 2)                           $   132,277       $   255,227       $    80,872
    Investment                                                  53,765            72,139            16,792
    Other                                                        1,350             4,400             4,261
                                                           ------------      ------------      ------------
         Total Revenue                                         187,392           331,766           101,925
                                                           -----------       -----------       -----------

Expenses:
     General and administrative expense (includes
       reimbursement to affiliates in the amounts of
       $71,368, $68,722 and $57,909) (Note 7)                  123,070           118,735           127,505
     Interest expense (Note 5)                                  55,000            55,000            85,000
     Management Fees, related party (Note 7)                    13,228            26,059            10,098
                                                           -----------       -----------       -----------
              Total Expenses                                   191,298           199,794           222,603
                                                           -----------       -----------       -----------

Income  (loss)  before  loss  on   liquidation
     of  interest  in  Local  Limited
     Partnership, equity in income (losses)
     of Local Limited Partnerships and
     cancellation of indebtedness                               (3,906)          131,972          (120,678)

Loss on liquidation of interest in  Local
     Limited Partnership (Note 8)                                    -          (773,964)                -

Equity in income (losses) of Local Limited
     Partnerships (Note 4)                                           -         1,985,647          (112,456)
                                                           -----------       -----------       -----------

Income (loss) before extraordinary item                         (3,906)        1,343,655          (233,134)

Extraordinary gain on cancellation
     of indebtedness (Note 8)                                        -            61,000                 -
                                                           -----------       -----------       -----------

Net Income (Loss)                                          $    (3,906)      $ 1,404,655       $  (233,134)
                                                           ===========       ===========       ===========

Net Income (Loss) allocated:
     To the General Partners                               $      (195)      $   101,191       $   (11,657)
     To the Limited Partners                                    (3,711)        1,303,464          (221,477)
                                                           -----------       -----------       -----------
                                                           $    (3,906)      $ 1,404,655       $  (233,134)
                                                           ===========       ===========       ===========

Income (loss) before extraordinary item allocated
     to the Limited Partners per Limited Partnership
     Unit (21,915 Units)                                   $     (.17)       $     56.83       $     (10.11)
                                                           ==========        ===========       ============

Extraordinary gain on cancellation of indebtedness
     allocated to the Limited Partners per Limited
     Partnership Unit (21,915 Units)                       $         -       $      2.65       $         -
                                                           ===========       ===========       ============

Net Income (Loss) per Limited Partnership
     Unit (21,915 Units)                                   $     (.17)       $     59.48       $     (10.11)
                                                           ==========        ===========       ============

The   accompanying   notes   are   an integral part of the financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)


                    STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

                For the Years Ended December 31, 1996, 1995 and 1994

                                                                             Unrealized
                                             General           Limited          Gains
                                            Partners          Partners        (Losses)           Total

Balance at December 31, 1993              $   (991,552)     $    526,414    $         -      $   (465,138)
   Cash distributions                           (5,767)         (109,575)             -          (115,342)
   Unrealized loss on marketable
       securities available for sale                 -                 -        (25,188)          (25,188)
   Net loss                                    (11,657)         (221,477)             -          (233,134)
                                          ------------      ------------    -----------      ------------

Balance at December 31, 1994                (1,008,976)          195,362        (25,188)         (838,802)
   Cash distributions (Note 8)                       -          (657,450)             -          (657,450)
   Unrealized gain on marketable
       securities available for sale                 -                 -         36,690            36,690
   Net income                                  101,191         1,303,464              -         1,404,655
                                          ------------      ------------    -----------      ------------

Balance at December 31, 1995                  (907,785)          841,376         11,502           (54,907)
   Cash distributions                                -          (328,725)             -          (328,725)
   Unrealized loss on marketable
       securities available for sale                 -                 -        (11,499)          (11,499)
   Net income                                     (195)           (3,711)             -            (3,906)
                                          ------------      ------------    -----------      ------------

Balance at December 31, 1996              $   (907,980)     $    508,940    $         3      $   (399,037)
                                          ============      ============    ===========      ============


The   accompanying   notes   are   an integral part of the financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)


                             STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                   1996            1995           1994
                                                              ------------      ----------    --------
Cash flows from operating activities:
     Net income (loss)                                        $     (3,906)     $1,404,655    $  (233,134)
     Adjustments to reconcile net income (loss)
      to net cash used for operating activities:
        Loss on liquidation of interest in
          Local Limited Partnership                                      -        773,964               -
        Distribution income included in cash distributions
         received from Local Limited Partnerships                 (132,277)      (255,227)        (80,872)
        Equity in (income) loss of Local Limited Partnerships            -     (1,985,647)        112,456
        Extraordinary item:
          Cancellation of indebtedness                                   -        (61,000)              -
        (Gain) loss on sale of marketable securities                (1,563)        (3,241)         28,745
        Increase (decrease) in cash arising from changes in operating assets and liabilities:
           Interest receivable                                       7,269         (7,144)          4,376
           Other current assets                                      2,034         (1,076)         (1,462)
           Accounts payable to affiliates                            8,669         (5,261)          2,946
           Accounts payable and accrued expenses                       447        (13,243)          5,517
           Notes payable and accrued interest                       55,000         55,000          85,000
                                                              ------------      ---------     -----------
Net cash used for operating activities                             (64,327)       (98,220)        (76,428)
                                                              ------------      ---------     -----------

Cash flows from investing activities:
     Purchases of marketable securities                           (326,034)    (1,343,590)     (1,400,943)
     Proceeds from sales and maturities of
       marketable securities                                       590,326      1,409,594       1,347,062
     Investment in Local Limited Partnerships                            -              -         (25,000)
     Deferred credit                                                     -              -         450,000
     Cash distributions received from Local
       Limited Partnerships                                        132,277      1,085,425         100,983
                                                              ------------      ---------     -----------
Net cash provided by investing activities                          396,569      1,151,429         472,102
                                                              ------------      ---------     -----------

Cash flows from financing activities:
     Cash distributions                                           (328,725)      (657,450)       (115,342)
     Payment of note payable and accrued interest                        -       (624,833)              -
                                                              ------------      ---------     -----------
Net cash used for financing activities                            (328,725)    (1,282,283)       (115,342)
                                                              ------------    -----------     -----------

Net increase (decrease) in cash and cash equivalents                 3,517       (229,074)        280,332

Cash and cash equivalents, beginning of the year                   121,361        350,435          70,103
                                                              ------------      ---------     -----------

Cash and cash equivalents, end of the year                    $    124,878      $ 121,361     $   350,435
                                                              ============      =========     ===========


The   accompanying   notes   are   an integral part of the financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

1.       Organization

Boston Financial Apartment Associates, L.P. ("the Partnership") is a limited partnership formed on July 21, 1981 under the Uniform Limited Partnership Act of the State of Delaware. The Partnership was organized to invest, as a limited partner, in other limited partnerships ("Local Limited Partnerships") which own and operate multi-family residential properties.

BFTG Residential Properties, Inc. ("the Managing General Partner") is an affiliate of The Boston Financial Group Limited Partnership
("Boston Financial").Milk Street Housing Associates, L.P. (originally organized under the name Franklin Housing Associates), the other general partner, is a limited partnership of which the partners are employees or former employees of Boston Financial. The initial limited partner is BFTG Property Ventures, Inc., an affiliate of
Boston Financial.

During 1981 and 1982, the Partnership sold limited partnership units producing gross offering proceeds of $21,910,000. Such amounts exclude five unregistered units previously acquired for $1,000 each by the initial limited partner.

Profits and losses are allocated 95% to the Limited Partners and 5% to the General Partners. In the case of certain events defined in the Partnership Agreement, the allocation of the related profits and losses would be different from that described above. Profits and losses arising from a sale or refinancing are generally allocated 99% to the Limited Partners and 1% to the General Partners.

Cash Available for Distribution, as defined in the Partnership Agreement, is allocated 95% to the Limited Partners and 5% to the General Partners.
Approximately $17,000 of unpaid distributions to the General Partners as of December 31, 1996 will be paid in 1997.

Sale or Refinancing Proceeds, as defined in the Partnership Agreement, will be allocated first to the Limited Partners in the amount of their Adjusted Capital Contribution, as defined, and then 85% to the Limited Partners and 15% to the General Partners, after adjustment for certain priority distributions.

At December 31, 1996, the General Partner has designated approximately $810,000 as Reserves. Such Reserves may be increased or decreased as deemed appropriate from time to time by the Managing General Partner. Substantially all of these Reserves are invested for the purpose of providing revenue to the Partnership for ongoing operations and contingencies.


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

To the extent that the Partnership's investment in a Local Limited Partnership exceeded the Partnership's share of fair value of net assets at the time of such investment, such amounts are being amortized over the life of the

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)


                      NOTES TO FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

principal assets of the Local Limited Partnership (39 years). Such amortization is included in the equity in loss of the Local Limited Partnership.

Cash and cash equivalents consist of short-term money market instruments with maturities of ninety days or less at acquisition.

Marketable securities consists primarily of U.S. Treasury Notes, mortgage-backed and various other asset-backed investment vehicles. The Partnership's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains or losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported in separate components of partners' equity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Partnership.

Certain amounts in the prior year financial statements have been reclassified herein to conform with current year presentation.

3.   Marketable Securities

A summary of marketable securities at December 31, 1996 and 1995 is as follows:

                                                                   Gross          Gross
                                                               Unrealized      Unrealized           Fair
                                                  Cost             Gains         Losses         Value

Debt securities issued by the US
     Treasury and other US government
     agencies                                  $   499,843      $   1,970        $ (1,818)   $   499,995

Mortgage backed securities                         204,498             79            (223)       204,354

Other debt securities                               19,511              2              (7)        19,506
                                               -----------      ---------        ---------   -----------

Balance at December 31, 1996                   $   723,852      $   2,051        $ (2,048)   $   723,855
                                               ===========      =========        ========    ===========

Debt securities issued by the US
     Treasury and other US government
     agencies                                  $   729,567      $   9,410        $      -    $   738,977

Mortgage backed securities                          97,453            259               -         97,712

Other debt securities                              159,561          2,094            (261)       161,394
                                               -----------      ---------        --------    -----------

Balance at December 31, 1995                   $   986,581      $  11,763        $   (261)   $   998,083
                                               ===========      =========        ========    ===========

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)


                     NOTES TO FINANCIAL STATEMENTS (continued)

3.   Marketable Securities (continued)

The contractual maturities at December 31, 1996 are as follows:

                                                                                                Fair
                                                                                  Cost          Value

     Due in less than one year                                                $    97,506    $    99,329
     Due in one year to five years                                                421,848        420,172
     Mortgage backed securities                                                   204,498        204,354
                                                                              -----------    -----------
                                                                              $   723,852    $   723,855
                                                                              ===========    ===========

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $590,000, $1,410,000 and $1,347,000 during the years ended December 31, 1996, 1995 and 1994, respectively. Included in investment income are gross gains of $4,592 and gross losses of $3,029 that were realized on the sales in 1996, gross gains of $11,081 and gross losses of $7,840 that were realized on the sales in 1995 and gross gains of $297 and gross losses of $29,042 that were realized on the sales in 1994.

4.   Investment in Local Limited Partnerships

As of December 31, 1996 and 1995, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity                Cash
                                   tions and Related            in Income               Distributions
         Local Limited             Acquisition Costs        (Losses)               Received               Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------        ---------------- ---------------

Bear Creek                          $      796,556        $    (200,574)        $     (595,982)     $          -
Buttonwood Tree                          1,482,996           (1,482,996)                     -                 -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (972,180)               (78,057)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,115,914)              (730,555)                -
Woodbridge                               1,077,161           (1,060,493)               (16,668)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,978,221)            (2,834,143)          773,964

Less dispositions:
Mountain View                             (422,593)             422,593               -                   -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
                                    --------------        -------------         --------------      ------------

     Balance at
     December 31, 1996              $   13,639,672        $(12,080,362)$           (1,559,310)      $      -
                                    ==============        ============          ===============       ========


                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS (continued)

4.   Investment in Local Limited Partnerships (continued)

                                   Capital Contribu-       Net Equity                Cash
                                   tions and Related            in Income               Distributions
                                   Acquisition Costs        (Losses)               Received               Net
                                     (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment

     Balance at
     December 31, 1995              $   15,681,717        $ (14,254,684)        $   (1,427,033)     $          -
                                    ==============        =============         ==============      ============

(1) Included in cash distributions received is cumulative distribution income of $942,140 which was received from five Local Limited Partnerships with carrying values of zero.

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested at December 31, 1996, 1995 and 1994 is as follows:

Summarized Balance Sheets - as of December 31

                                                                1996                 1995                1994
                                                            -------------        -------------      ---------
Assets:
   Investment property, net                                 $    27,415,931   $     34,837,385  $      38,306,752
   Current assets                                                 1,761,831          2,367,475          1,693,208
   Other assets                                                   3,012,535          3,765,007          4,065,138
                                                            ---------------      -------------      ------------
       Total Assets                                         $  32,190,297          $40,969,867        $44,065,098
                                                            ================    ===============      ============

Liabilities and Partners' Equity Deficiency:
   Long-term debt                                           $  45,713,219$       54,829,483  $      51,864,088
   Current liabilities                                            4,728,720          6,296,906          16,675,916
   Other liabilities                                              2,947,260          5,474,160           1,064,796
                                                            ---------------      -------------      --------------
       Total Liabilities                                        53,389,199          66,600,549          69,604,800

   Partners' Deficiency                                        (21,198,902)        (25,630,682)        (25,539,702)
                                                            --------------       -------------      --------------
       Total Liabilities and Partners' Deficiency           $  32,190,297$       40,969,867  $      44,065,098
                                                            ===============================  =================


Summarized Income Statements
For the Twelve Months Ended December 31
                                                                1996                 1995                1994
                                                            -------------        -------------      ---------

Rental and other income                                     $  11,169,288$       12,073,102  $      12,311,899
                                                            -------------------------------  -----------------

Expenses:
   Operating expenses                                             6,203,316          6,804,825           7,021,713
   Interest expense                                               4,095,012          4,750,487           4,818,251
   Depreciation and amortization                                  1,658,450          1,917,922           2,323,321
                                                            ---------------      -------------      --------------
     Total Expenses                                             11,956,778          13,473,234          14,163,285
                                                            --------------       -------------      --------------

       Net Loss                                             $      (787,490)     $  (1,400,132)     $   (1,851,386)
                                                            ===============      =============      ==============

Partnership's share of net loss                             $      (758,388)     $  (1,364,397)     $   (1,817,919)
                                                            ===============      =============      ==============

Other partners' share of net loss                           $        (29,102)    $     (35,735)     $      (33,467)
                                                            ================     =============      ==============

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

The Partnership has not recognized equity losses of $890,665, $1,556,474 and $1,786,335 in the years ended December 31, 1996, 1995 and 1994, respectively. These unrecognized losses relate to Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded their total investment.


5.   Notes Payable and Accrued Interest

Purchase Notes, bearing interest at 10%, had been issued by the Partnership with respect to its investments in certain Local Limited Partnerships. Subject to conditions of the note agreements, interest is payable principally from cash distributions received from the respective Local Limited Partnerships. The principal amounts, together with any accrued but unpaid interest, will be due at maturity or earlier upon sale of the Local Limited Partnership's assets. The notes and interest are collateralized by the Partnership's interest in the Local Limited Partnership, with recourse limited to such collateral. For the years ended December 31, 1996, 1995, and 1994 interest in the amount of $55,000, $55,000 and $85,000, respectively, has been charged to operations.

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

Since April 1, 1985, the Partnership has been obligated to pay interest from its own funds on the Oakdale note. The Partnership negotiated with the seller of Oakdale to defer these payments, and as such, since October 1, 1986 interest has been accrued but not paid. The note was due on April 1, 1995. During 1996, the local general partner of Oakdale Manor filed chapter 11 bankruptcy. If the bankruptcy plan approved by the lender requires the Partnership to make additional capital contributions, the Partnership will relinquish its interest in Oakdale Manor. If the Partnership does relinquish its interest in Oakdale, the only effect on the Partnership's financial statements will be the cancellation of indebtedness income since the Partnership is a limited partner and the note and interest are collateralized only by the Partnership's interest in Oakdale Manor, which currently has a carrying value of zero. However, if the Partnership relinquishes its interest, it will be precluded from realizing any residual value of Oakdale upon liquidation. For tax purposes, a consequence of the foreclosure will be that the Partnership will receive allocations of capital gain and cancellation of indebtedness income. At the individual investor level, the capital gain and cancellation of indebtedness income can be offset by passive losses, both current and suspended. The balances of notes payable and accrued interest are as follows:

                                                                 Notes          Accrued
                                                                Payable        Interest            Total
     Local Limited Partnership

     Balance at December 31, 1996:
     Oakdale Manor                                            $   550,000    $  673,750      $ 1,223,750
                                                              ===========    ==========      ===========

     Balance at December 31, 1995:
     Oakdale Manor                                            $   550,000    $  618,750      $ 1,168,750
                                                              ===========    ==========      ===========

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)


                     NOTES TO FINANCIAL STATEMENTS (continued)

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement income or loss to the income or loss reported on Form 1065, US. Partnership Return of
Income:

                                                          1996                1995              1994
                                                      -----------        ------------       --------

Income (loss) per financial statements               $     (3,906)       $  1,404,655       $   (233,134)
Distribution income recognized for
   book purposes                                         (132,277)           (255,227)           (80,872)
Equity in losses not recognized
   currently for book purposes                           (758,388)         (1,301,247)        (1,736,519)
Gain on Abandonment of
   Woodmeade South for tax purposes                     6,804,142                   -                  -
Gain on Abandonment of
   Mountain View for tax purposes                       2,207,706                   -                  -
Gain (Loss) on disposition of Oakwood
   Terrace for tax purposes                                     -              (4,430)         2,496,855
Gain on disposition of Overland
   Station for tax purposes in
   excess of gain for book purposes                             -           2,049,977                  -
Additional depreciation and
   amortization for tax purposes                         (871,102)           (900,664)          (959,878)
Other differences, net                                      4,009             332,366            397,698
                                                     ------------        ------------       ------------
Income (loss) per tax return                         $  7,250,184        $  1,325,430       $   (115,850)
                                                     ============        ============       ============


The carrying value of the Partnership's Investment in Local Limited Partnerships for financial reporting purposes was approximately $37,120,000 and $44,400,000 greater than the carrying value of such assets for tax purposes in 1996 and 1995, respectively. The differences were partially a result of the fact that, for financial reporting purposes, the Partnership does not recognize equity losses from a Local Limited Partnership once a Local Limited Partnership's carrying value has been reduced to zero. Such unrecognized losses totaled approximately $15,900,000 and $19,391,000 at December 31, 1996 and 1995,
respectively. The remaining differences were mainly due to accelerated depreciation taken for tax purposes. The carrying value of all other assets and liabilities was the same for financial reporting and tax purposes.


7.   Transactions with Affiliates

Included in general and administrative expenses are amounts that the Partnership has paid or are payable to an affiliate of the Managing General Partner for reimbursement of salaries and benefits.

In accordance with the Partnership Agreement, Boston Financial currently receives a Management Fee equal to 10% of the Partnership's share of Cash Flow from Local Limited Partnerships. However, the fee is subject to certain limitation and to reduction under certain circumstances. The fee is non-cumulative and is payable only from available Partnership funds. Management Fees totaling $13,228, $26,059 and $10,098 were incurred during 1996, 1995 and 1994, respectively, which relate to cash distributions received in those years. At December 31, 1996, $8,361 of Management Fees were payable to Boston Financial.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS (continued)

8.   Disposition of Investments in Local Limited Partnership

Bankruptcy plans for Woodmeade South Apartments and Mountain View Apartments became effective on March 24, 1996. In order for the Partnership to retain an equity interest in these properties, the bankruptcy plan required that the Partnership make additional contributions. Management of the Partnership decided that additional contributions would not be in the best interest of the Partnership. Consequently, the Partnership relinquished its equity interest in these two Local Limited Partnerships. These bankruptcies did not have an effect on the Partnership for financial reporting purposes since the Partnership is a limited partner and the two Local Limited Partnerships had a carrying value of zero. However, the Partnership will be precluded from realizing any residual value of the properties upon liquidation.

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

BOSTON FINANCIAL APARTMENT ASSOCIATES, L.P.
(A Limited Partnership)
Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996


                                                                                                   Gross amounts at which carried
                                                         Initial cost to company        Costs     at close capitalized of period(a)
                                                      ------------------------------              ----------------------------------
                                                                     Buildings and   subsequent to            Building and
              Description               Encumbrances      Land       Improvements    acquisition     Land    Improvements  Total
------------------------------------------------------------------------------------------------------------------------------------

Multi-family residential property:

Bear Creek, Asheville, North Carolina      $2,468,373      $149,000      $2,819,071      $412,140   $149,000 $3,231,211  $3,380,211
Buttonwood Tree, Wichita, Kansas                            318,406       6,193,995       334,124    327,879  6,518,646   6,846,525
                                            6,300,056
Chelsea Village, Indianapolis, Indiana                    1,360,775       6,404,143        98,704  1,380,680  6,482,942   7,863,622
                                            6,949,583
Oakdale Manor, Beaumont, Texas                              243,050       3,645,321        40,059    243,050  3,685,380   3,928,430
                                            3,446,573
Park Hill, Lexington, Kentucky                              300,000       3,510,411       326,352    300,000  3,836,763   4,136,763
                                            2,669,036
Pheasant Ridge, Moline, Illinois                            265,000       5,173,010       264,791    275,962  5,426,839   5,702,801
                                            3,845,145
The Woods of Castleton, Indianapolis,                     1,634,440       6,774,231        42,075  1,634,440  6,816,306   8,450,746
Indiana                                     7,628,428
Westpark Plaza, Chico, California                           292,739       4,396,626        28,330    292,739  4,424,956   4,717,695
                                            5,040,577
Woodbridge, Bloomington, Indiana                            905,377       3,775,429     (297,057)    905,377  3,478,372   4,383,749
                                            4,240,976
Youngstoun, Hagerstown, Maryland                            291,000       4,159,801       165,271    534,695  4,081,377   4,616,072
                                            3,824,384
                                        ============================================================================================
                                          $46,413,131    $5,759,787     $46,852,038    $1,414,789 $6,043,822 $47,982,792$54,026,614
                                        ============================================================================================




                                                                                   Depreciation in
                                                                                      latest income
                                         Accumulated     Date of         Date       statement is
              Description               Depreciation  Construction     Acquired       computed
--------------------------------------------------------------------------------------------------

Multi-family residential property:

Bear Creek, Asheville, North Carolina      $1,502,341          1982         8/25/83    5-40 years
Buttonwood Tree, Wichita, Kansas            2,660,496          1980         2/24/82    5-40 years
Chelsea Village, Indianapolis, Indiana      3,917,389          1982          7/2/82    5-40 years
Oakdale Manor, Beaumont, Texas              1,429,755          1982          5/5/83    5-40 years
Park Hill, Lexington, Kentucky              2,078,475          1982         4/22/82    5-40 years
Pheasant Ridge, Moline, Illinois            2,006,360          1982         7/30/82    5-40 years
The Woods of Castleton, Indianapolis,       4,155,776          1982         5/28/82    5-40 years
Indiana
Westpark Plaza, Chico, California           4,409,907          1982          4/5/82    5-40 years
Woodbridge, Bloomington, Indiana            2,030,604          1982          7/9/82    5-40 years
Youngstoun, Hagerstown, Maryland            2,419,580          1982         2/18/83    5-40 years
                                        --------------
                                        ==============
                                          $26,610,683
                                        ==============


Real estate investments
----------------------------------------
                                            1996          1995           1994
                                        --------------------------------------------
Balance at beginning of period            $63,282,078   $66,652,259     $74,383,340
Additions during period                       287,242       454,659         385,207
Less retirements during period            (9,542,706)   (3,824,840)     (8,116,288)
                                        ============================================
Balance at close of period                $54,026,614   $63,282,078     $66,652,259
                                        ============================================

Accumulated depreciation
----------------------------------------
Balance at beginning of period            $28,444,693   $28,345,507     $28,966,732
Depreciation                                1,608,417     1,851,643       2,053,014
Less retirements                          (3,442,427)   (1,752,457)     (2,674,239)
                                        ============================================
Balance at close of period                $26,610,683   $28,444,693     $28,345,507
                                        ============================================


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

                         Independent Auditors' Report


The Partners
Bear Creek Apartments Associates:

We have audited the accompanying balance sheet of Bear Creek Apartments Associates (a Limited Partnership), FHA Project No. 053-11082-PM as of December 31, 1996, and the related statements of profit and loss (HUD Form 92410), changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Creek Apartments Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issue a report dated January 31, 1997 on our consideration of Bear Creek Apartments Associate's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 through 4 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

January 31, 1997

KPMG - Peat Marwick LLP

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

February 2, 1996
KPMG - Peat Marwick LLP

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

January 26, 1995

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The General Partner
Buttonwood Tree Apartments, Ltd.

We have audited the accompanying balance sheet of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1996, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issue a report dated January 15, 1997 on our consideration of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM's internal control structure and report dated January 15, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information (shown on pages 12 to 17) is presented for the purposes of additional analysis and are not a required part of the basic financial statements of Buttonwood Tree Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Grant Thorton LLP
Wichita, Kansas
January 15, 1997

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

Grant Thorton LLP
Wichita, Kansas
January 11, 1996

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

Grant Thorton LLP
Wichita, Kansas
January 13, 1995

                       Report of Independent Auditors



To the Partners
Chelsea Village, L.P.

We have audited the accompanying balance sheet of Chelsea Village, a limited Partnership, as of December 31, 1996, and the related statements of profit and loss, partners' capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Village at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Partnership's recurring deficiencies in cash flow raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

January 22, 1997

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

Ernst & Young LLP

January 22, 1996

                        Report of Independent Auditors


To the Partners
Chelsea Village, L.P.

We have audited the accompanying balance sheet of Chelsea Village, a limited Partnership -- Project No. 073-35437-PM as of December 31, 1994 and 1993, and the related statements of profit and loss, changes in partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Ernst & Young LLP

January 17, 1995

                     ACCOUNTANTS' COMPILATION REPORT



To the Partners
Oakdale Manor, Ltd.
Beaumont, Texas

We have compiled the accompanying balance sheet of Oakdale Manor, Ltd. (a Texas limited Partnership) as of December 31, 1996, and the related statements of operations and changes in partners' capital (deficit) and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance of them.

On August 5, 1996, the Project filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Texas, Beaumont, Texas. The accompanying financial statements have been prepared assuming the Project will continue as a going concern. As shown in the financial statements, the Project incurred a net loss of $199,550 during the year ended December 31, 1996, and, as of that date, the Project's total liabilities exceeded its total assets by $1,880,903. The Project defaulted on the mortgage in 1987 and the mortgage was placed for collection with HUD who subsequently sold the mortgage in 1996. These factors, among others, raise substantial doubt about the Project's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




February 22, 1997

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

Funchess, Mills, White & Co.
February 19, 1996

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


Funchess, Mills, White & Co.
February 20, 1995

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


Price Waterhouse LLP

February 4, 1997

                  Independent Auditors' Report - Unqualified Opinion



Park Hill Associates
Lexington, Kentucky

We have audited the accompanying balance sheet of Park Hill Associates, HUD Project No. 083-35147-PM (a limited partnership), as of December 31, 1996, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hill Associates at December 31, 1996, and the results of its operations, changes in partner's capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 4, 1997, on our consideration of Park Hill Associates' internal control structure, and reports dated February 4, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

                                            McCurry & Associates, CPA, PC
                                            Johnson City, Tennessee
                                            EIN 62-1337124

Engagement Partner/Officer
Kenneth W. McCurry, CPA
401 Elm Street
Johnson City, TN  37601
(423) 926-4784

                   Independent Auditors' Report - Unqualified Opinion

January 24, 1996


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

McCurry & Associates, CPA, PC

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

McCurry & Associates, CPA, PC

INDEPENDENT AUDITORS' REPORT



To the Partners of                               HUD Field Office Director
PHEASANT RIDGE LIMITED PARTNERSHIP               Chicago, Illinois
Moline, Illinois

We have audited the accompanying balance sheet of PHEASANT RIDGE LIMITED PARTNERSHIP, Project No. 071-35240, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of PHEASANT RIDGE LIMITED PARTNERSHIP, as of December 31, 1996, and its profit and loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 10, 1997 on our consideration of PHEASANT RIDGE LIMITED PARTNERSHIP'S internal control structure and reports dated January 10, 1997 on its compliance with specific requirements applicable to Major HUD Programs, specific requirements applicable to Affirmative Fair Housing and specific requirements applicable to Nonmajor HUD Programs.

The accompanying supplementary information (shown on pages 12 to 17), is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Haran & Associates, Ltd
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner: James E. Haran  (847)853-2580

January 10, 1997

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


Haran & Associates, Ltd


January 8, 1996

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

                                  Report of Independent Accountants

February 19, 1997


To the Partners of Westpark Plaza Investors

We have audited the accompanying balance sheet of the Westpark Plaza Investors (FHA Project No. 136-35581-PM) as of December 31, 1996 and 1995 and the related statements of operations and partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Westpark Plaza Investors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westpark Plaza Investors as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issue a report dated February 19, 1997 on our consideration of Westpark Plaza Investors' internal control structure and reports dated February 19, 1997 on its compliance with specific requirements applicable to major HUD programs and Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in this report (shown on Schedules 1 through 7) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Westpark Plaza Investors. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


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


Price Waterhouse LLP

                          Report of Independent Auditors

To the Partners of
Woodbridge Apts. of  Bloomington II, L.P.

We have audited the accompanying balance sheet of Woodbridge Apartments of Bloomington, II L.P., a limited partnership--Project No. 073-35520-PM, as of December 31, 1996, and the related statements of profit and loss, partners'
capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apartments of Bloomington II, L.P. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issue a report entitled "Independent Auditors' Report on Internal Control Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated January 22, 1997 on our consideration of the Partnership's internal control and a report entitled "Independent Auditors' Report on Compliance with Laws and Regulations in Accordance with Government Auditing Standards" dated January 22, 1997 on its compliance with applicable laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data listed on the contents page is presented for the purposes of additional analysis and is not a required part of the financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

January 22, 1997

Ernst & Young LLP

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

Ernst & Young LLP

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


Ernst & Young LLP

January 17, 1995

                          REPORT OF INDEPENDENT AUDITORS

To the Partners
The Woods of Castleton

We have audited the accompanying balance sheet of The Woods of Castleton, a limited partnership--Project Number 073-35402-PM, as of December 31, 1996, and the related statements of profits and loss, partners' capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woods of Castleton at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report entitled "Independent Auditors' Report on Internal Control Based on an Audit of the Financial Statements in Accordance with Government Auditing Standards" dated January 22, 1997 on our consideration of the Partnership's internal control and a report entitled "Independent Auditors' Report on Compliance with Laws and Regulations in Accordance with Government Auditing Standards" dated January 22, 1997 on its compliance with applicable laws and regulations.

As discussed in Note 2 to the financial statements, the Partnership's recurring deficiencies in cash flow raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data listed on the contents page is presented for purposes of additional analysis and is not a required part of the financial statements of the Partnership. Such data has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Ernst & Young LLP

January 22, 1997

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


January 22, 1996

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


Ernst & Young LLP


January 17, 1995

===============================================================================

=============================================================================
                          Independent Auditors' Report


The Partners
Youngstoun Apartments, Phase II:

We have audited the accompanying balance sheet of Youngstoun Apartments, Phase II (a Limited Partnership), FHA Project No. 052-35323-PM-L8, as of December 31, 1996, and the related statements of profit and loss (HUD Form 92410), changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Youngstoun Apartments, Phase II as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Youngstoun Apartments, Phase II's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 through 4 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


KPMG - Peat Marwick LLP
January 31, 1997

                                 February 2, 1996
                          Independent Auditors' Report




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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 through 4 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.
KPMG - Peat Marwick LLP

February 2, 1996

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

Maggart & Associates, P.C.
Nashville, Tennessee
February 9, 1995

                             INDEPENDENT AUDITOR'S REPORT


The Partners
Mountain View Associates, Ltd.

We have audited the accompanying balance sheet of Mountain View Associates, Ltd. (a limited partnership), FHA Project No. 087-35121-PM as of December 31, 1994, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Maggart & Associates, P.C.
Nashville, Tennessee
February 5, 1995