Form 10-Q
period 1997-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1997-05-14
CIK 354626

May 14, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-Q Edgar for Quarter Ended March 31, 1997 File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/ Veronica Curioso
Veronica Curioso
Assistant Controller








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

For the quarterly period ended                      March 31, 1997
                               --------------------------------------------

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to
                                 --------------         ----------------


For Quarter Ended  March 31, 1997   Commission file number   0-10057
                  -------------                           ------------


                  Boston Financial Apartments Associates, L.P.
----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           04-2734133
-----------------------                            --------------------------
(State or other jurisdiction of incorporation or     (I.R.S.Employer Id No.)
                      organization)
 101 Arch Street, Boston, Massachusetts                     02110-1106
----------------------------------------            ---------------------
(Address of principal executive offices)                     (Zip Code)


(Registrant's telephone number, including area code)       (617) 439-3911
------------------------------------------------------ ------------------


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

-----------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
----------------------------------------------------------------------------
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                   Page No.
------------------------------                                  --------

Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 (Unaudited)
              and December 31, 1996                                1

          Statements of Operations (Unaudited) - For the Three
              Months Ended March 31, 1997 and 1996                 2

          Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) -For the Three Months Ended March 31, 1997  3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended March 31, 1997 and 1996                 4

          Notes to the Financial Statements (Unaudited)            5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  7

PART II - OTHER INFORMATION
Items 1-6                                                          9

SIGNATURE                                                         10

------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                             (A Limited Partnership)



                                 BALANCE SHEETS

                                                                      March 31,             December 31,
                                                                        1997                    1996
                                                                     (Unaudited)
Assets

Cash and cash equivalents                                            $   158,085             $   124,878
Interest receivable                                                        6,660                  11,175
Marketable securities, at fair value                                     756,327                 723,855
Other assets                                                               3,051                   3,560
Investments in Local Limited Partnerships (Note 1)                             -                       -
                                                                     -----------             -----------
              Total Assets                                           $   924,123             $   863,468
                                                                     ===========             ===========


Liabilities and Partners' Deficiency

Liabilities:
     Accounts payable to affiliate                                   $    31,761             $    17,641
     Accounts payable and accrued expenses                                23,920                  21,114
     Notes payable and accrued interest                                1,237,500               1,223,750
                                                                     -----------             -----------
              Total Liabilities                                        1,293,181               1,262,505


Partners' Deficiency                                                    (369,058)               (399,037)
                                                                     -----------             -----------
              Total Liabilities and Partners' Deficiency             $   924,123             $   863,468
                                                                     ===========             ===========

 The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
               For the Three Months Ended March 31, 1997 and 1996

                                                                        1997                       1996
                                                                   --------------             ---------
Revenue:
   Distribution                                                    $       63,815             $       16,668
   Investment and other                                                    12,117                     14,178
                                                                   --------------             --------------
     Total Revenue                                                         75,932                     30,846
                                                                   --------------             --------------

Expenses:
   General and administrative expense (includes
     reimbursement to affiliate in the amounts of
     $16,055 and $23,466 in 1997 and 1996, respectively)                   26,096                     35,773
   Interest                                                                13,750                     13,750
   Management Fees, related party                                           1,635                      1,667
                                                                   --------------             --------------
     Total Expenses                                                        41,481                     51,190
                                                                   --------------             --------------

Net Income (loss)                                                  $       34,451             $      (20,344)
                                                                   ==============             ==============

Net Income (loss) allocated:
   To the General Partners                                         $        1,723             $       (1,017)
   To the Limited Partners                                                 32,728                    (19,327)
                                                                   --------------             --------------
                                                                   $       34,451             $      (20,344)
                                                                   ==============             ==============

Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                                             $         1.49             $        (.88)
                                                                   ==============             =============

 The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended March 31, 1997

                                                                                  Net
                                                                              Unrealized
                                         General              Limited            Gains
                                        Partners             Partners          (Losses)                Total


Balance at December 31, 1996           $   (907,980)        $   508,940      $         3          $   (399,037)

Net change in net unrealized
   gains on marketable securities
   available for sale                             -                   -           (4,472)               (4,472)

Net income                                    1,723              32,728                -                34,451
                                       ------------         -----------      -----------          ------------

Balance at March 31, 1997              $   (906,257)        $   541,668      $    (4,469)         $   (369,058)
                                       ============         ===========      ===========          ============

 The accompanying notes are an integral part of these financial statements.

  ------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                           STATEMENTS OF CASH FLOWS
                           (A Limited Partnership)
                                (Unaudited)
               For the Three Months Ended March 31, 1997 and 1996

                                                                                1997               1996
                                                                          -------------       ---------

Net cash provided by (used for) operating activities                      $       6,549        $      (5,374)
                                                                          -------------        -------------

Cash flows from investing activities:
     Purchases of marketable securities                                         (49,770)                   -
     Proceeds from sales and maturities of
       marketable securities                                                     12,613              170,747
     Cash distributions received from Local
       Limited Partnerships                                                      63,815               16,668
                                                                          -------------        -------------
           Net cash provided by investing activities                             26,658              187,415
                                                                          -------------        -------------

Cash flows from financing activities:
     Cash distribution                                                                -             (219,150)
                                                                          -------------        -------------
           Net cash used for financing activities                                     -             (219,150)
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                             33,207              (37,109)

Cash and cash equivalents, beginning                                            124,878              121,361
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $     158,085        $      84,252
                                                                          =============        =============


 The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
---------------------------------------------------------------------------
                             (A Limited Partnership)



                        Notes to the Financial Statements
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended December 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

1.   Investments in Local Limited Partnerships

As of March 31, 1997 and December 31, 1996, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity                 Cash
                                   tions and Related            in Income                        Distributions
         Local Limited             Acquisition Costs      (Losses)                  Received              Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------ ----------------------- ---------------

Bear Creek                          $      796,556        $    (200,574)        $     (595,982)     $          -
Buttonwood Tree                          1,482,996           (1,482,996)                     -                 -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,115,914)              (730,555)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,914,406)            (2,897,958)          773,964

Less dispositions:
Mountain View                             (422,593)             422,593                      -                   -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
                                    --------------        -------------         --------------      ------------

     Balance at
     March 31, 1997                 $   13,639,672        $ (12,016,547)        $   (1,623,125)     $          -
                                    ==============        =============         ==============      ============

     Balance at
     December 31, 1996              $   13,639,672        $ (12,080,362)        $   (1,559,310)     $          -
                                    ==============        =============         ==============      ============

(1) Included in cash distributions received is cumulative distribution income of $1,005,955 which was received from five Local Limited Partnerships with carrying values of zero.

  ------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                              (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net loss for the three months ended March 31, 1997 is $41,197. For the three months ended March 31, 1997, the Partnership has not recognized $203,323 of equity in losses relating to seven Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the three months ended March 31, 1997, the Partnership recognized $98,311 of equity in losses which were previously unrecognized.

  ------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                              (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash and cash equivalents of $158,085 compared with $124,878 at December 31, 1996. The increase in cash and cash equivalents is due to proceeds received from the sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships offset by the purchases of marketable securities.

At March 31, 1997, approximately $859,000 has been reserved and is invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner in all Local Limited Partnerships, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. At March 31, 1997, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1997, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the three months ended March 31, 1997 resulted in net income of $34,451 as compared to a net loss of $20,344 for the same period in 1996. This change in net income is attributable to an increase in distribution income received from Local Limited Partnerships coupled with a decrease in Partnership administrative expenses.

The equity in losses of Local Limited Partnerships is zero due to cumulative losses in excess of the investment in the Local Limited Partnerships. Distribution income was received from two Local Limited Partnerships. Please refer to the Property Discussions' section for more information on the property operations.


Property Discussions


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

  ------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                              (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)


As previously reported, in March 1996 the local general partner of Mountain View and Woodmeade South Apartments placed both of the properties into Chapter 11 bankruptcy. The Partnership relinquished its equity interest in these two Local Limited Partnerships which had no impact on the Partnership financial statements, because the Partnership's investment in the two Local Limited Partnerships had a carrying value of zero. However, the Partnership's relinquishment of its interest in these properties means that the Partnership will get no future cash distributions from these properties. For tax purposes, the 1996 tax returns were the final return for these partnerships. There was a taxable gain associated with the disposal of the Local Limited Partnerships which resulted in taxable income to the Partnership.

Since the August 1996 sale of Chelsea Village's mortgage, the Local General Partner is continuing in its efforts to negotiate a satisfactory arrangement with the mortgage buyer. The Partnership's ability to retain its interest, currently carried at zero on the Partnership's financial statements, in this partnership depends upon a satisfactory outcome to these negotiations.

As previously reported, the mortgages of Oakdale Manor and Woods of Castleton were sold to separate buyers in HUD's May 1996 non-performing loan auction. The Local General Partner of Woods of Castleton is working with various lenders seeking a source of capital to refinance the mortgage; in the meantime, the property has resumed making debt service payments to the new note holder. The new mortgagee for Oakdale Manor has initiated foreclosure proceedings which should be completed by June 3, 1997. The only effect on the Partnership's financial statements will be the cancellation of indebtedness income because the Partnership is a limited partner and the purchase note payable and the corresponding interest accrued as of December 31, 1996 are collateralized only by the Partnership's interest in Oakdale Manor, which currently has a carrying value of zero. Investors will have a gain and resulting taxable income as a result of the disposal of this Local Limited Partnership.

  ------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                              (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.

 ------------------------------------------------------------------------------
                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
------------------------------------------------------------------------------
                              (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




BOSTON FINANCIAL APARTMENTS
ASSOCIATES, L.P.

By:         BFTG Residential Properties, Inc.
            its Managing General Partner





            /S/ Georgia Murray                          Dated:  May 14, 1997
            ---------------

By:         Georgia Murray
            Vice President, Treasurer, Clerk
            and Director