Form 10-Q
period 1997-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1997-08-13
CIK 354626

August 14, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-Q Edgar for Quarter Ended June 30, 1997 File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,





/s/Veronica Curioso
Veronica Curioso
Assistant Controller








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

For the quarterly period ended     June 30, 1997
                                -------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     ------------------


For Quarter Ended  June 30, 1997      Commission file number    0-10057
                  -----------------                           --------------


                  Boston Financial Apartments Associates, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                     04-2734133
-----------------------------             -----------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


101 Arch Street, Boston, Massachusetts       02110-1106
--------------------------------------    ------------------------------
(Address of principal executive offices)     (Zip Code)


(Registrant's telephone number, including area code)         (617) 439-3911
-------------------------------------------------------      ----------------


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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 (Unaudited)
              and December 31, 1996                                           1

          Statements of Operations (Unaudited) - For the Three and Six
              Months Ended June 30, 1997 and 1996                             2

          Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
              For the Three and Six Months Ended June 30, 1997                3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended June 30, 1997 and 1996                             4

          Notes to the Financial Statements (Unaudited)                       5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7

PART II - OTHER INFORMATION

Items 1-6                                                                     9

SIGNATURE                                                                    10

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                                 BALANCE SHEETS

                                                                      June 30,              December 31,
                                                                        1997                    1996
                                                                     (Unaudited)
Assets

Cash and cash equivalents                                            $   157,915             $   124,878
Interest receivable                                                       14,175                  11,175
Marketable securities, at fair value                                     847,032                 723,855
Other assets                                                               2,543                   3,560
Investments in Local Limited Partnerships (Note 1)                             -                       -
              Total Assets                                           $ 1,021,665             $   863,468


Liabilities and Partners' Equity (Deficiency)

Liabilities:
     Accounts payable to affiliates                                  $    31,082             $    17,641
     Accounts payable and accrued expenses                                19,434                  21,114
     Notes payable and accrued interest (Note 1)                               -               1,223,750
              Total Liabilities                                           50,516               1,262,505


Partners' Equity (Deficiency)                                            971,149                (399,037)
              Total Liabilities and Partners' Equity (Deficiency)    $ 1,021,665             $   863,468


The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                          STATEMENTS  OF  OPERATIONS
             For the Three and Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                      Three Months Ended                    Six Months Ended
                                                  June 30,          June 30,            June 30,         June 30,
                                                    1997              1996                1997             1996

Revenue:
   Distribution                                 $   137,934       $    89,996         $   201,749       $   106,664
   Investment and other                              18,450             9,867              30,567            24,045
     Total Revenue                                  156,384            99,863             232,316           130,709

Expenses:
   General and administrative
     (includes reimbursement to affiliate in
     the amounts of $39,921 and $41,289
     in 1997 and 1996, respectively)                 36,643            33,882              62,739            69,655
   Interest                                           9,644            13,750              23,394            27,500
   Management Fees, related party                    18,540             9,000              20,175            10,667
     Total Expenses                                  64,827            56,632             106,308           107,822

Income before extraordinary gain on
   cancellation of indebtedness                      91,557            43,231             126,008            22,887

Extraordinary gain on cancellation
   of indebtedness (Note 1)                       1,247,144                 -           1,247,144                 -

Net Income                                      $ 1,338,701       $    43,231         $ 1,373,152       $    22,887

Net Income allocated:
   To the General Partners                      $    66,935       $     2,161         $    68,658       $     1,144
   To the Limited Partners                        1,271,766            41,070           1,304,494            21,743
                                                $ 1,338,701       $    43,231         $ 1,373,152       $    22,887

Income before extraordinary
   item allocated to the Limited
   Partners per Limited Partnership
   Unit (21,915 Units)                          $     3.97        $      1.87         $      5.46       $       .99

Extraordinary gain on cancellation
   of indebtedness allocated to the
   Limited Partners per Limited
   Partnership Unit (21,915 Units)              $    54.06        $         -         $     54.06     $           -

Net Income per Limited Partnership
   Unit (21,915 Units)                          $    58.03        $      1.87         $     59.52     $         .99

The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)

                                                                                  Net
                                                                              Unrealized
                                          General             Limited            Gains
                                         Partners            Partners          (Losses)                Total


Balance at December 31, 1996           $   (907,980)        $   508,940      $         3          $   (399,037)

Net change in net unrealized
   gains on marketable
   securities available for sale                  -                   -           (2,966)               (2,966)

Net Income                                   68,658           1,304,494                -             1,373,152

Balance at June 30, 1997               $   (839,322)        $ 1,813,434      $    (2,963)         $    971,149


The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                1997               1996

Net cash used for operating activities                                    $     (41,994)       $     (42,557)

Cash flows from investing activities:
     Purchases of marketable securities                                        (249,275)            (276,008)
     Proceeds from sales and maturities of
       marketable securities                                                    122,557              479,210
     Cash distributions received from Local
       Limited Partnerships                                                     201,749              106,664
Net cash provided by investing activities                                        75,031              309,866

Cash flows from financing activities:
     Cash distribution                                                                -             (219,150)
Net cash used for financing activities                                                -             (219,150)

Net increase in cash and cash equivalents                                        33,037               48,159

Cash and cash equivalents, beginning                                            124,878              121,361

Cash and cash equivalents, ending                                         $     157,915        $     169,520


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

1.   Investments in Local Limited Partnerships

As of June 30, 1997 and December 31, 1996, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity              Cash
                                   tions and Related        in Income          istributions
         Local Limited             Acquisition Costs        (Losses)             Received               Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment

Bear Creek                          $      796,556        $     (77,551)        $     (719,005)     $          -
Buttonwood Tree                          1,482,996           (1,468,085)               (14,911)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,115,914)              (730,555)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
   Subtotal                             18,586,328          (14,776,472)            (3,035,892)          773,964

Less dispositions:
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -

     Balance at
     June 30, 1997                  $   12,117,051        $ (10,355,992)        $   (1,761,059)     $          -

     Balance at
     December 31, 1996              $   13,639,672        $ (12,080,362)        $   (1,559,310)     $          -

(1) Included in cash distributions received is cumulative distribution income of $1,143,889 which was received from six Local Limited Partnerships with carrying values of zero.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                  Notes to the Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net loss for the six months ended June 30, 1997 is $168,990. For the six months ended June 30, 1997, the Partnership has not recognized $459,211 of equity in losses relating to eight Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the six months ended June 30, 1997, the Partnership recognized $88,472 of equity in losses which were previously unrecognized.

As previously reported, the mortgagor for Oakdale Manor had initiated foreclosure proceedings. The foreclosure proceedings for Oakdale Manor were finalized on June 3, 1997. As the Local Limited Partnership had a carrying value of zero, the only financial statement effect was as cancellation of indebtedness income of $1,247,144 on a purchase note payable and its accrued interest. See
Note 2 for additional detail.


2.   Disposition of Investment in Local Limited Partnership

As expected, the new mortgagee for Oakdale Manor foreclosed on this property on June 3, 1997. The only effect on the Partnership was cancellation of indebtedness income related to a purchase note payable and its associated accrued interest. No obligation was due on the purchase note payable as the note was collateralized only by the Partnership's interest in Oakdale Manor, which, at June 3, 1997, had a carrying value of zero. For tax purposes, the consequence of the foreclosure is that investors may have a capital and/or ordinary gain and resulting taxable income as a result of the disposal of this Local Limited Partnership.

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1997, the Partnership had cash and cash equivalents of $157,915 compared with $124,878 at December 31, 1996. The increase in cash and cash equivalents is due to cash distributions received from Local Limited Partnerships offset by purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operating activities.

At June 30, 1997, approximately $954,000 has been reserved and is invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner in all Local Limited Partnerships, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. At June 30, 1997, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1997, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the three and six months ended June 30 1997 resulted in net income of $1,338,701 and $1,373,152, respectively, as compared to net income of $43,231 and $22,887, respectively, for the same periods in 1996. These increases in net income are primarily attributable to cancellation of indebtedness income resulting from the foreclosure on Oakdale Manor on June 3, 1997. Please refer to the section entitled `Property Discussions' for more detail. This income was supplemented by an increase in distribution income received from Local Limited Partnerships.

The equity in losses of Local Limited Partnerships is zero due to cumulative losses and cumulative distributions in excess of the investment in the Local Limited Partnerships. Distribution income was received from four Local Limited Partnerships during the six months ended June 30, 1997. Please refer to the section entitled `Property Discussions' section for more information on the property operations.


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

Since the August 1996 sale of Chelsea Village's mortgage, the Local General Partner continues to negotiate a satisfactory arrangement with the mortgage buyer. The Partnership's ability to retain its interest, currently carried at zero on the Partnership's financial statements, in this Partnership depends upon a satisfactory outcome to these negotiations.

As previously reported, the mortgages of Oakdale Manor and Woods of Castleton were sold to separate buyers in HUD's May 1996 non-performing loan auction. The Local General Partner of Woods of Castleton is working with various lenders seeking a source of capital to refinance the mortgage; in the meantime, the property has resumed making debt service payments to the new note holder. The Managing General Partner completed negotiations with the Local General Partner and agreed to a modification of the Partnership Agreement. This modification granted the Local General Partner the potential cash and residual benefits from the property in exchange for their input of the capital required to complete any refinancing transaction. The modification also includes provisions which allow the Fund to exit from its interest in the Property at a time of its choosing. The Managing General Partner believes that these concessions will have no material affect on the Fund in the future given the current value of the property. As expected, the new mortgagee for Oakdale Manor foreclosed on this property on June 3, 1997. The only effect on the Partnership's financial statements will be the cancellation of indebtedness income because the Partnership is a limited partner and the purchase note payable and the corresponding interest accrued as of December 31, 1996 are collateralized only by the Partnership's interest in Oakdale Manor, which currently has a carrying value of zero. Investors may have a capital and/or ordinary gain and resulting taxable income as a result of the disposal of this Local Limited Partnership.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)






PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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




BOSTON FINANCIAL APARTMENTS
ASSOCIATES, L.P.

By:         BFTG Residential Properties, Inc.
            its Managing General Partner





            /s/Vincent J. Costantini                    Dated: August 13, 1997
            --------------------------------------
By:         Vincent J. Costantini
            Treasurer and Chief Financial Officer