Form 10-Q
period 1997-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1997-11-12
CIK 354626

November 12, 1997





Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312



Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-Q Edgar for Quarter Ended September 30, 1997

         File No. 0-10057


Dear Sir/Madam:


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.



Very truly yours,






/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller








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


For the quarterly period ended  September 30, 1997

        -----------------------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to
                                     --------          ------------



For Quarter Ended   September 30, 1997    Commission file number     0-10057


                  Boston Financial Apartments Associates, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Delaware                                                    04-2734133
-----------------------                                   ----------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
                 or organization)                               No.)


          101 Arch Street, Boston, Massachusetts                 02110-1106
--------------------------------------------------            ---------------
         (Address of principal executive offices)               (Zip Code)


(Registrant's telephone number, including area code)           (617) 439-3911
--------------------------------------------------------    ------------------


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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                        --------

Item 1.   Financial Statements


          Balance Sheets - September 30, 1997 (Unaudited)

              and December 31, 1996                                       1


          Statements of Operations (Unaudited) - For the Three and Nine
              Months Ended September 30, 1997 and 1996                    2

          Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
              For the Nine Months Ended September 30, 1997                3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended September 30, 1997 and 1996                    4


          Notes to the Financial Statements (Unaudited)                   5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7

PART II - OTHER INFORMATION

Items 1-6                                                                 9

SIGNATURE                                                                10

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                 BALANCE SHEETS


                                                                    September 30,           December 31,
                                                                        1997                    1996

                                                                     (Unaudited)
Assets


Cash and cash equivalents                                            $    116,934            $    124,878
Interest receivable                                                        10,058                  11,175
Marketable securities, at fair value                                      855,780                 723,855
Other assets                                                                2,034                   3,560
Investments in Local Limited Partnerships (Note 1)                              -                       -
                                                                     ------------            ------------
              Total Assets                                           $    984,806            $    863,468
                                                                     ============            ============


Liabilities and Partners' Equity (Deficiency)


Liabilities:

     Accounts payable to affiliates                                  $      4,939            $     17,641
     Accounts payable and accrued expenses                                 31,007                  21,114
     Notes payable and accrued interest (Note 1)                                -               1,223,750
                                                                     ------------            ------------
              Total Liabilities                                            35,946               1,262,505


Partners' Equity (Deficiency)                                             948,860                (399,037)
                                                                     ------------            ------------
              Total Liabilities and Partners' Equity (Deficiency)    $    984,806            $    863,468
                                                                     ============            ============

 The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                            STATEMENTS OF OPERATIONS
          For the Three and Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                      Three Months Ended                    Nine Months Ended
                                                September 30,     September 30,       September 30,    September 30,
                                                    1997              1996                1997             1996
                                               -------------     -------------      --------------     --------

Revenue:
   Distribution                                 $         -       $    25,613         $   201,749       $   132,277
   Investment and other                              14,847            17,264              45,414            41,309
                                                -----------       -----------         -----------       -----------
     Total Revenue                                   14,847            42,877             247,163           173,586
                                                -----------       -----------         -----------       -----------

Expenses:
   General and administrative
     (includes reimbursement to affiliate in
     the amounts of $55,001 and $56,617
     in 1997 and 1996, respectively)                 23,108            28,642              85,847            98,297
   Interest                                               -            13,750              23,394            41,250
   Management Fees, related party                         -             2,561              20,175            13,228
                                                -----------       -----------         -----------       -----------
     Total Expenses                                  23,108            44,953             129,416           152,775
                                                -----------       -----------         -----------       -----------

Income (loss) before extraordinary gain on
   cancellation of indebtedness                      (8,261)           (2,076)            117,747            20,811

Extraordinary gain on cancellation
   of indebtedness (Note 1)                               -                 -           1,247,144                 -
                                                -----------       -----------         -----------       -----------

Net Income (Loss)                               $    (8,261)      $    (2,076)        $ 1,364,891       $    20,811
                                                ===========       ===========         ===========       ===========

Net Income (Loss) allocated:
   To the General Partners                      $      (413)      $      (103)        $    68,245       $     1,041
   To the Limited Partners                           (7,848)           (1,973)          1,296,646            19,770
                                                -----------       -----------         -----------       -----------
                                                $    (8,261)      $    (2,076)        $ 1,364,891       $    20,811
                                                ===========       ===========         ===========       ===========

Income (Loss) before extraordinary
   item allocated to the Limited
   Partners per Limited Partnership
   Unit (21,915 Units)                          $    (0.36)       $     (0.09)        $      5.10       $      0.90
                                                ==========        ===========         ===========       ===========

Extraordinary gain on cancellation
   of indebtedness allocated to the
   Limited Partners per Limited
   Partnership Unit (21,915 Units)              $         -       $         -         $     54.06       $         -
                                                ===========       ===========         ===========       ===========

Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                          $    (0.36)       $     (0.09)        $     59.16       $      0.90
                                                ==========        ===========         ===========       ===========

 The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)


                                                                                  Net
                                          General             Limited         Unrealized
                                         Partners            Partners            Gains                 Total



Balance at December 31, 1996           $   (907,980)        $   508,940      $         3          $   (399,037)

Net change in net unrealized
   gains on marketable

   securities available for sale                  -                   -              307                   307

Cash Distribution (Note 3)                  (17,301)                  -                -               (17,301)

Net Income                                   68,245           1,296,646                -             1,364,891
                                       ------------         -----------      -----------          ------------

Balance at September 30, 1997          $   (857,036)        $ 1,805,586      $       310          $    948,860
                                       ============         ===========      ===========          ============


 The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                                                1997               1996
                                                                          -------------       ---------


Net cash used for operating activities                                    $     (60,105)       $     (77,557)
                                                                          -------------        -------------


Cash flows from investing activities:

     Purchases of marketable securities                                        (349,170)            (276,004)
     Proceeds from sales and maturities of
       marketable securities                                                    216,883              548,834

     Cash distributions received from Local

       Limited Partnerships                                                     201,749              132,277
                                                                          -------------        -------------
Net cash provided by investing activities                                        69,462              405,107
                                                                          -------------        -------------


Cash flows from financing activities:

     Cash distribution                                                          (17,301)            (328,725)
                                                                          -------------        -------------
Net cash used for financing activities                                          (17,301)            (328,725)
                                                                          -------------        -------------

Net decrease in cash and cash equivalents                                        (7,944)              (1,175)

Cash and cash equivalents, beginning                                            124,878              121,361
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $     116,934        $     120,186
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

1.   Investments in Local Limited Partnerships


As of September 30, 1997 and December 31, 1996, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity                Cash
                                   tions and Related            in Income               Distributions
         Local Limited             Acquisition Costs        (Losses)               Received               Net
         Partnerships                (Cumulative)         (Cumulative)           (Cumulative)       Investment


Bear Creek                          $      796,556        $     (77,551)        $     (719,005)     $          -
Buttonwood Tree                          1,482,996           (1,468,085)               (14,911)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,115,914)              (730,555)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,776,472)            (3,035,892)          773,964


Less dispositions:

Oakdale Manor                       (1,522,621)           1,522,621             -                   -
Mountain View                       (422,593)             422,593               -                   -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
                                    --------------        -------------         --------------      ------------


     Balance at

     September 30, 1997             $   12,117,051        $ (10,355,992)        $   (1,761,059)     $          -
                                    ==============        =============         ==============      ============


     Balance at

     December 31, 1996              $   13,639,672        $ (12,080,362)        $   (1,559,310)     $          -
                                    ==============        =============         ==============      ============

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)


The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net loss for the nine months ended September 30, 1997 is $332,058. For the nine months ended September 30, 1997, the Partnership has not recognized $649,532 of equity in losses relating to nine Local Limited Partnerships where cumulative equity in losses and cumulative distributions has exceeded its total investments. Also, during the nine months ended September 30, 1997, the Partnership recognized $115,725 of equity in losses which were previously unrecognized.

As previously reported, the mortgagor for Oakdale Manor initiated foreclosure proceedings. The foreclosure proceedings for Oakdale Manor were finalized on June 3, 1997. As the Local Limited Partnership had a carrying value of zero, the only financial statement effect was as cancellation of indebtedness income of $1,247,144 on a purchase note payable and its accrued interest. See Note 2 for additional detail.


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


3.   Partner's Equity

A distribution of $17,301 was made during the nine months ended September 30, 1997 which represents 1994 and 1995 cash flow distributions which were to be paid to the General Partners.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


At September 30, 1997, the Partnership had cash and cash equivalents of $116,934 compared with $124,878 at December 31, 1996. The decrease in cash and cash equivalents is due to purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities, cash distributions paid to the General Partners and cash used for operating activities offset by cash distributions received from Local Limited Partnerships.

At September 30, 1997, approximately $937,000 has been reserved and is invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner in all the Local Limited Partnerships, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. At September 30, 1997, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1997, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations


The Partnership's results of operations for the three months ended September 30, 1997 resulted in net loss of $8,261 as compared to net loss of $2,076 for the same period in 1996. The slight increase in net loss is primarily attributable to a decrease in distributions received from Local Limited Partnerships, offset by interest incurred during this period of 1996 which was not incurred during the same period of 1997.

The Partnership's results of operations for the nine months ended September 30 1997 resulted in net income of $1,364,891, as compared to net income of $20,811 for the same period in 1996. The increase in net income is primarily attributable to cancellation of indebtedness income resulting from the foreclosure on Oakdale Manor on June 3, 1997. Please refer to the section entitled `Property Discussions' for more detail. This income was supplemented by an increase in distribution income received from Local Limited Partnerships.

The equity in losses of Local Limited Partnerships is zero due to cumulative losses and cumulative distributions in excess of the investment in the Local Limited Partnerships. Distribution income was received from four Local Limited Partnerships during the nine months ended September 30, 1997. Please refer to the section entitled `Property Discussions' section for more information on the property operations.



Property Discussions


The Partnership owns limited partnership interests in ten Local Limited Partnerships which own and operate multi-family residential properties. The Partnership also owns investments in securities in which its Reserves are held.

Four of the Local Limited Partnerships are operating at deficits (net loss adjusted for depreciation, mortgage principal payments and replacement reserve payments). In past years, the Local General Partners funded these deficits either through non-interest bearing project expense loans or subordinated loans, repayable only out of cash flow or proceeds from a sale or refinancing of the given project. Once a project achieves break-even, substantial amounts of cash flow derived from its operations will be used to repay project expense loans and subordinated loans until the loans are repaid in full. To address current deficits or other financial difficulties, Local General Partners are working to increase rental income and reduce operating expenses, working with the lenders to refinance property mortgages or seeking other sources of capital. Management may make voluntary advances from the Partnership's Reserves to a Local Limited Partnership encountering operating difficulties if it is deemed to be in the best interest of the Partnership to provide such funds.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Property Discussions (continued)

As discussed previously, Chelsea Village's mortgage was sold in the August 1996 HUD mortgage sale. The new lender has indicated that it expects full payment of the current mortgage balance due or it will exercise its rights to foreclose on the property. The Local General Partner continues to negotiate a satisfactory arrangement with the mortgage buyer which may include a refinancing and additional equity contribution. It is not expected that the refinancing will generate taxable income to the partnership. The Partnership's ability to retain its interest, currently carried at zero on the Partnership's financial statements, in this Partnership depends upon a satisfactory outcome to these negotiations.

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

The Local General Partner of Woods of Castleton successfully refinanced the mortgage during the third quarter. The Managing General Partner completed negotiations with the Local General Partner and agreed to a modification of the Partnership Agreement in conjunction with the refinancing. This modification granted the Local General Partner the potential cash and residual benefits from the property in exchange for their input of the capital required to complete the refinancing transaction. The modification also includes provisions which allow the Fund to exit from its interest in the Property at a time of its choosing. The Managing General Partner believes that these concessions will have no material affect on the Fund in the future given the current value of the property.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None


                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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




BOSTON FINANCIAL APARTMENTS
ASSOCIATES, L.P.

By:         BFTG Residential Properties, Inc.
            its Managing General Partner






              /s/William E. Haynsworth              Dated: November 13, 1997

              ---------------------------

By:         William E. Haynsworth
            Managing Director, Vice President and
            Chief Operating Officer