Form 10-K
period 1997-12-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1998-03-31
CIK 354626

March 31, 1998


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-K for Year Ended December 31, 1997
         File No. 0-10057


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

For the fiscal year ended                           Commission file
December 31, 1997                                   number
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

                             Yes   X                          No

                       DOCUMENTS INCORPORATED BY REFERENCE

                                   None

                      Boston Financial Apartments Associates, L.P.
                                (A Limited Partnership)

                           1997 ANNUAL REPORT ON FORM 10-K


                                  TABLE OF CONTENTS


PART I

     Item 1     Business                                                   K-2
     Item 2     Properties                                                 K-5
     Item 3     Legal Proceedings                                          K-6
     Item 4     Submission of Matters to a
                  Vote of Security Holders                                 K-6

PART II

     Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                      K-7
     Item 6     Selected Financial Data                                    K-7
     Item 7     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            K-10
     Item 8     Financial Statements and Supplementary Data                K-11
     Item 9     Disagreements on Accounting and Financial
                  Disclosure                                               K-11

PART III

     Item 10    Directors and Executive Officers of the
                  Registrant                                               K-12
     Item 11    Management Remuneration                                    K-13
     Item 12    Security Ownership of Certain Beneficial
                  Owners and Management                                    K-13
     Item 13    Certain Relationships and Related Transactions             K-13


PART IV

     Item 14    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                      K-14

SIGNATURES                                                                 K-16

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

On December 31, 1993, the Partnership transferred its interest in Captain's Landing Associates, Ltd. to an unrelated party for a nominal amount. Also, on January 12, 1994, Oakwood Terrace Associates, Ltd. was sold in a foreclosure auction conducted by HUD. As a result of the foreclosure, the Partnership disposed of its interest in the property. The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership received $1,274,833 which was used to pay down an acquisition note payable and make a distribution. In addition, on March 24, 1996, the Local General Partner of Mountain View, Ltd. and Woodmeade South, Ltd. placed both of the properties into Chapter 11 bankruptcy, which resulted in the Partnership relinquishing its interests in these Local Limited Partnerships. On June 3, 1997, the mortgagee for Oakdale Manor foreclosed on the property which resulted in the Partnership relinquishing its equity interest in this Local Limited Partnership. A more detailed discussion of the transactions is contained under Property Dispositions in Item 2 of this Report on Form 10-K.

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


                                     Table A

                                PARTNERSHIP DATA
                                   (UNAUDITED)
                                                                                                      Total
                                                                                                  Original Equity    % Total
                                          Date                       Property                       and Debt --     Original
Local Limited           Property         Interest    Completion     Occupancy       Number of     Local Limited     Equity
Partnerships (A)        Location         Acquired       Date      at 12/31/97 (B)   Apt. Units   Partnerships (C)   and Debt
----------------        --------         --------       ----      --------------   ----------   ----------------    --------

Bear Creek              Asheville, NC        08/25/83      1974           98%         140       $ 3,089,000           3.56%
Buttonwood Tree         Wichita, KS          03/29/82      1982           99%         216         8,341,000           9.62%
Captain's Landing (D)   Galveston, TX        10/14/82      1984           n/a         174         5,392,000           6.22%
Chelsea Village         Indianapolis, IN     07/02/82      1983           97%         246         9,179,000          10.59%
Mountain View (D)       Johnson City, TN     12/08/82      1983           n/a          60         2,249,000           2.60%
Oakdale Manor (D)       Beaumont, TX         05/05/83      1981           n/a         152         4,905,000           5.66%
Oakwood Terrace (D)     Chattanooga, TN      08/13/82      1983           n/a         100         3,254,000           3.75%
Overland Station (D)    Boise, ID            02/24/82      1978           n/a         160         4,480,000           5.17%
Park Hill               Lexington, KY        04/22/82      1980           93%         132         3,935,000           4.54%
Pheasant Ridge          Moline, IL           07/07/82      1978           98%         216         5,526,000           6.38%
The Woods of Castleton  Indianapolis, IN     05/28/82      1983           94%         260         9,824,000          11.34%
Westpark Plaza          Chico, CA            04/05/82      1979           93%         240         7,519,000           8.68%
Woodbridge              Bloomington, IN      07/09/82      1983           91%         140         5,321,000           6.14%
Woodmeade South (D)     Knoxville, TN        04/07/82      1983           n/a         242         8,619,000           9.95%
Youngstoun              Hagerstown, MD       02/18/83      1984           92%         120         5,027,000           5.80%
                                                                                    -----       -----------         -------
                                                                                    2,598       $86,660,000         100.00%
                                                                                    =====       ===========         =======

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

(B) Property Occupancy is shown as of each Local Limited Partnership's respective fiscal year end, which is December 31, 1997.

(C) Includes equity contributed to the Local Limited Partnership plus the outstanding principal balance of its mortgage loan at the date of purchase (or, in the case of new construction projects, at HUD Final Endorsement) and any notes made by the Partnership as part of its original purchase.

(D) The Partnership no longer holds an investment interest in Captain's Landing, Mountain View, Oakwood Terrace, Overland Station, Woodmeade South and Oakdale Manor as of December 31, 1997.

Approximately $1,022,000 of the Gross Proceeds was originally designated as Reserves and invested in various securities to fund the ongoing operations of the Partnership. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. As of December 31, 1997, the General Partner has designated approximately $920,000 as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate.

The Partnership's primary source of working capital is income earned on the Reserves. Additionally, the Partnership expects to receive distributions from cash flows from operations of its Local Limited Partnership interests in future years. It is expected that these sources of funds will provide adequate working capital to the Partnership.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. Not more than 10% of the total original investment of the Partnership in Local Limited Partnerships, exclusive of disposed properties, is invested in Local Limited Partnerships having a common Local General Partner or affiliated group of Local General Partners, except that (i) the Castleton, Chelsea and Woodbridge Local Limited Partnerships, representing 42.74% of the total original investment, exclusive of disposed properties, have affiliates of Gene B. Glick Company, Inc. as Local General Partners, (ii) the Buttonwood Tree Local Limited Partnership,
representing 12.24% of the total original investment, exclusive of disposed properties, has Anderson Management Company as Local General Partner, (iii) the Bear Creek and Youngstoun Apartments, Phase II Local Limited Partnerships, representing 14.30% of the total original investment, exclusive of disposed properties, have Alco Group Limited Partners as Local General Partners and (iv) the Westpark Local Limited Partnership, representing 15.24% of the total original investment, exclusive of disposed properties, has affiliates of Federal Properties Investment Company as the Local General Partner. The Local General Partners of the other Local Limited Partnerships were identified in the Acquisition Reports. In the event of bankruptcy or default of the Local General Partners, or other conditions as expressed in the Local Limited Partnership Agreements, in certain cases, an affiliate of the Partnership's Managing General Partner may elect to become an additional Local General Partner.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Partnership will depend on many factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. In particular, changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse effect on the business of the Partnership.

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


Item 2.  Properties


The Partnership owns limited partnership interests in nine Local Limited Partnerships which own and operate multi-family residential properties. The Partnership also owns investments in securities in which some of its Reserves are held.

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

As discussed previously, Chelsea Village's mortgage was sold in the August 1996 HUD mortgage sale. The new lender has indicated that it expects full payment of the current mortgage balance due or it will exercise its rights to foreclose on the property. The Local General Partner continues to negotiate a satisfactory arrangement with the mortgage buyer which may include a refinancing and additional equity contribution. It is not expected that the refinancing will generate taxable income to the Partnership. The Partnership's ability to retain its interest in this Local Limited Partnership, currently carried at zero on the Partnership's financial statements depends upon a satisfactory outcome to these negotiations.

As previously reported, the Local General Partner of Woods of Castleton successfully refinanced the mortgage during the third quarter. The Managing General Partner completed negotiations with the Local General Partner and agreed to a modification of the Partnership Agreement in conjunction with the refinancing. This modification granted the Local General Partner the potential cash and residual benefits from the property in exchange for their contribution of the capital required to complete the refinancing transaction. The modification also includes provisions which allow the Partnership to exit from its interest in the Property at a time of its choosing. The Managing General Partner believes that these concessions will have no material effect on the Partnership in the future given the current value of the property.

As reported previously, the new mortgagee for Oakdale Manor foreclosed on the property effective June 3, 1997. The only effect on the Partnership's financial statements will be cancellation of indebtedness income because the Partnership is a limited partner and the purchase note payable and the corresponding interest accrued as of December 31, 1996 are collateralized only by the Partnership's interest in Oakdale Manor which, at June 3, 1997, had a carrying value of zero. Investors will incur a taxable gain estimated at $150 per unit as a result of the disposal of this Local Limited Partnership. The total tax liability will depend on the extent to which investors have used passive losses from this investment.

Property Dispositions

As previously reported, on December 31, 1993, the Partnership transferred its interest in Captain's Landing to an unrelated purchaser for an amount equal to the Partnership's costs associated with the transfer. The transfer of the interest resulted in a capital gain which could be used by the investors to offset passive losses, both current and suspended.

As previously reported, HUD foreclosed on Oakwood Terrace on January 12, 1994. The disposition of this interest did not have any effect on income for financial reporting purposes, as the net investment balance of the interest is zero. However, for tax purposes, a consequence of the foreclosure is that the Partnership received allocations of capital gain and cancellation of debt income. At the individual investor level, the capital gain and cancellation of debt income could be offset by passive losses, both current and suspended.

The managing general partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership has recognized $2,067,424 of equity in income. This amount was offset by the recognition of $18,627 of previously unrecognized equity in losses. Also, as a result of the sale, the Partnership recognized a loss on the sale of Overland Station in the amount of $773,964. This amount represented the remaining carrying value of the Partnership's investment in the Local Limited Partnership.

The Partnership received proceeds from the Overland sale in the amount of $1,274,833. The Partnership used a portion of the sales proceeds to pay down $624,833 of an acquisition note payable and accrued interest which totaled $685,833. The $61,000 balance of these obligations was canceled and was recorded as income on the Partnership's financial statements. The Partnership distributed the balance of the sales proceeds plus accrued interest in the amount of $657,450.

Bankruptcy plans for Woodmeade South Apartments and Mountain View Apartments became effective on March 24, 1996. In order for the Partnership to retain an equity interest in these properties, the bankruptcy plan required that the Partnership make additional contributions. Management of the Partnership decided that additional contributions would not be in the best interest of the Partnership. Consequently, the Partnership relinquished its equity interest in these two Local Limited Partnerships. These bankruptcies did not have an effect on the Partnership for financial reporting purposes since the Partnership is a limited partner and the two Local Limited Partnerships had a carrying value of zero. However, the Partnership was precluded from realizing any residual value of the properties upon liquidation.

The new mortgagee for Oakdale Manor foreclosed on the property on June 3, 1997. The only effect on the Partnership was cancellation of indebtedness income related to a purchase note payable and its associated accrued interest. No obligation was due on the purchase note payable as the note was collateralized only by the Partnership's interest in Oakdale Manor, which, at June 3, 1997, had a carrying value of zero. For tax purposes, the consequence of the foreclosure is that investors may have a capital and/or ordinary gain and resulting taxable income as a result of the disposal of this Local Limited Partnership.

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

The Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, as amended (the "Partnership Agreement"), imposes certain restrictions on the transfer of Units. For example, a transfer will not be permitted if: (i) counsel for the Partnership is of the opinion that such transfer would result, when considered with all other transfers within the previous twelve months, in the Partnership's being considered to have been terminated within the meaning of Section 708 of the Internal Revenue Code of 1986, as amended, or would result in the Partnership's being treated as a corporation for Federal income tax purposes; (ii) counsel for the Partnership shall determine that such transfer would violate any applicable federal or state securities laws (including those pertaining to investor suitability standards); or (iii) transferor or the transferee would thereafter hold less than five Units, except for transfers by gift or inheritance, inter-family transfers, transfers resulting from family dissolutions and certain other transactions. The Partnership need not recognize any transfer of Units unless an instrument of assignment complying with certain requirements set forth in the Partnership Agreement is filed with the Partnership and recorded on the Partnership's books, and the transferring parties reimburse the Partnership for any expenses incurred by it in connection with the transfer. Limited Partners seeking to transfer Units may also be subject to the securities laws of the state in which the transfer is to take place, in that certain states have imposed restrictions on the transfer of Units in the Partnership. For the years ended December 31, 1997, 1996 and 1995, a total of 30, 35 and 82 Units, respectively, were transferred on the resale market. There were 2,300, 2,324 and 2,331 record holders of Units of the Partnership at December 31, 1997, 1996 and 1995, respectively.

Cash distributions, when made, are paid annually. Cash available for distribution has been and, in the future, will be derived almost exclusively from distributions of cash flow from operations of the Local Limited
Partnerships. Such cash is not expected to be significant in 1998, and the return on investment to Limited Partners will consist primarily of net losses for federal income tax purposes used to offset Limited Partner passive income from the Partnership and other sources. Information concerning the actual distributions made in the current year and prior years is included in Item 6 of this Report on Form 10-K.


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

                                                                                          Periods Ended December 31,

                                                             1997           1996           1995            1994           1993
                                                             ----           ----           ----            ----           ----

Investment and other income                            $     60,347    $     55,115    $      76,539    $     21,053   $     65,009
Distribution income                                         201,749         132,277          255,227          80,872        180,106
Equity in income (losses) of Local Limited Partnerships           -               -        1,985,647        (112,456)        29,479
Extraordinary Gain on cancellation of indebtedness        1,247,144               -           61,000               -              -
Net income (loss)                                         1,350,580          (3,906)       1,404,655        (233,134)        57,589
   Per Limited Partnership Unit (A)                           58.55            (.17)           59.48          (10.11)          2.50
Cash and cash equivalents                                   142,840         124,878          121,361         350,435         70,103
Investment in Local Limited Partnerships                          -               -                -          68,515        176,082
Total assets (B)                                            974,549         863,468        1,143,482       1,458,924      1,289,125
Notes payable and accrued interest                                -       1,223,750        1,168,750       1,799,583      1,714,583
Other Data:
Passive loss (C)                                           (794,853)     (1,969,635)      (2,225,407)     (4,156,915)    (3,885,226)
   Per Limited Partnership Unit (A)                          (34.46)         (85.39)          (96.47)        (180.20)       (101.35)
Cancellation of debt income (C)                             331,332          68,723           61,000               -              -
   Per Limited Partnership Unit (A)                           14.36            2.98             2.64               -              -
Gain on transfer of Captain's Landing interest(C)                -               -                 -               -      4,017,691
   Per Limited Partnership Unit (A)                               -               -                -               -         174.16
Gain (loss) on foreclosure of Oakwood Terrace (C)                 -               -           (4,430)      3,974,017              -
   Per Limited Partnership Unit (A)                               -               -             (.20)         179.59              -
Loss on sale of Overland Station (C)                              -               -          (44,402)              -              -
   Per Limited Partnership Unit                                   -               -            (2.01)              -              -
Section 1231 Gain (C)                                     3,255,306               -        3,369,129               -              -
   Per Limited Partnership Unit (A)                          141.12               -           152.19               -              -
Gain on abandonment of Mountain View (C)                          -       2,207,706                -               -              -
   Per Limited Partnership Unit (A)                               -           95.71                -               -              -
Gain on abandonment of Woodmeade South (C)                        -       6,804,142                -               -              -
   Per Limited Partnership Unit (A)                               -          294.96                -               -              -
Portfolio income (C)                                        155,636         139,248          169,540          65,658        115,456
   Per Limited Partnership Unit (A)                            6.75            6.04             7.35            2.85           5.00
Cash distribution (D)                                        17,301         328,725          657,450         115,342        115,342
   Per Limited Partnership Unit (A)                               -           15.00            30.00            5.00           5.00
Local Limited Partnership interests
   owned at end of period                                         9              10               12              13             14


(A) Per Limited Partnership Unit data is based upon a 95% share of income and losses, except the gain on foreclosure of Oakwood Terrace and the loss on the sale of Overland Station which is based upon a 99% share of gain resulting from the transaction, and the number of Units outstanding at the end of each year (21,915).
(B) Total assets does not represent the current value of the Partnership's investment in Local Limited Partnerships.
(C) Each Partner's taxable income or loss from the Partnership is equal to his allocable share of taxable income or loss in the Partnership, without regard to the cash generated or distributed by the Partnership.
(D) Cash distributions in 1992 through 1994 represent cash flow generated in the year previous to that presented. In 1995, the cash distribution is from the proceeds from the sale of Overland Station. Cash distributions in 1997 and 1996 represent cash flow generated in 1994 and 1995. Since the inception of the Partnership, distributions have represented a return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of $142,840 compared with $124,878 at December 31, 1996. The increase in cash and cash equivalents is a result of cash distributions received from Local Limited Partnerships and the proceeds from the sale and maturities of marketable securities. These increases are offset by net cash used by operations, the purchase of marketable securities and cash distributions paid to the limited partners.

At December 31, 1997, approximately $920,000 has been reserved and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

As of December 31, 1997, investment in Local Limited Partnerships remained at zero from December 31, 1996.

Since April 1, 1985, the Partnership had been obligated to pay interest from its own funds on the Oakdale note. The Partnership negotiated with the seller of Oakdale to defer these payments, and as such, since October 1, 1986 interest had been accrued but not paid. The note was due on April 1, 1995. During 1996, the local general partner of Oakdale Manor filed chapter 11 bankruptcy. On June 3, 1997, the new mortgagee for Oakdale manor foreclosed on the property, and the Partnership relinquished its interest in the Local Limited Partnership. The only effect on the Partnership's financial statements is cancellation of indebtedness income, since the Partnership is a limited partner and the note and interest are collateralized only by the Partnership's interest in Oakdale Manor, which, at June 3, 1997, had a carrying value of zero. For tax purposes, the consequence of the foreclosure is that investors may have a capital and/or ordinary gain and resulting taxable income as a result of the disposal of this Local Limited Partnership.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at December 31, 1997, 1996 and 1995, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1997, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.


Results of Operations

1997 versus 1996

The Partnership's results of operations for the year ended December 31, 1997 resulted in net income of $1,350,580, as compared to a net loss of $3,906 in 1996. The net income position in 1997 is primarily due to cancellation of indebtedness income of $1,247,144 resulting from the foreclosure of Oakdale Manor on June 3, 1997. Please refer to Item 2 - Properties for more detail. In addition, there was an increase in distribution income received from Local Limited Partnerships.

1996 versus 1995

The Partnership's results of operations for the year ended December 31, 1996 resulted in a net loss of $3,906, as compared to a net income of $1,404,655 in 1995. The net income position in 1996 is due to equity in income of Local Limited Partnerships generated by the sale of Overland Station as discussed in
Item 2, above. Distribution income also decreased in 1996 due to decreased cash flows from property operations.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the three years ended December 31, 1997.


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

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The managing general partner of the Partnership is BFTG Residential Properties, Inc., a Massachusetts corporation (the "Managing General Partner" or "BFTG"), and is an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. The names, positions and ages of the executive officers and directors of BFTG are set forth below:


   Name                        Position                                    Age

   James D. Hart               Chief Financial Officer                     40

   Vincent J. Constantini      President and Chief Operating
                               Officer                                     41

   Michael H. Gladstone        Director and Clerk                          41

The other general partner of the Partnership is Milk Street Housing Associates, L.P., a Massachusetts limited partnership ("Milk Street"). Milk Street was originally formed as Franklin Housing Associates, but its name was changed on December 8, 1981 to enable it to qualify to do business in Delaware. Messrs.
A. Harold Howell and Fred N. Pratt, Jr. are general partners of Milk Street.

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

The business experience of each of the persons listed above is described below:

James D. Hart, age 40, earned his Bachelor of Arts degree from Trinity College and his Masters of Business Administration from the Amos Tuck School at Dartmouth College. Mr. Hart serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several investee companies, including those that went on to complete initial public offerings.

Vincent J.  Costantini,  age 41, is a graduate of St. Joseph's  University (B.S.
1978). Mr. Costantini serves as Chief Operating Officer and is a member of the firm's Senior Leadership Team, as well as the Board of Directors. Formerly, he served as Senior Vice President at General Investment and Development Co. and President of its affiliate, Windsor Realty Advisors, Inc. In this capacity, he was responsible for implementing strategy, sourcing pension fund capital for the firm, and overseeing acquisition and asset management activities. Prior to joining General Investment and Development Co., Mr. Costantini was responsible for negotiating trade finance and foreign exchange positions, managing the international banking relationships, tax accounting, and the financial operations departments of Monaco-based Tampimex International Ltd., a subsidiary of the Ingram Group. Mr. Costantini began his career at Price Waterhouse and Co., where he was a Senior Auditor and Consultant. Mr. Costantini is a Director of the National Multi Housing Council (NMHC), a board member of the Greater Boston Real Estate Finance Association, and a member of both the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA).

Michael H. Gladstone, age 41, graduated from Emory University (B.A. 1978) and Cornell University (J.D., MBA 1982). He joined Boston Financial in 1985, and currently serves as Vice President and as the company's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith. Mr. Gladstone is a member of the National Realty Committee and serves on the advisory board to the Housing and Development Reporter, a national publication on housing issues.

A. Harold Howell, age 56, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time, he has been active in the overall administration of Boston Financial and its affiliates but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management Division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and is in charge of a program being developed for properties managed by Boston Financial whereby heads-of-households who want to further their education can enroll in a program on-site which teaches economic self sufficiency, computer and internet skills, problem solving skills and related real-world skills. Mr. Howell recently spent a two-year sabbatical from Boston Financial as a Visiting Professor at the Instituto de Estudios Superiores de la Empresa, an International M.B.A. program in Barcelona, Spain.

Fred N. Pratt, Jr., age 53, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969. He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of the General Partner of Boston Financial.


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

BFTG Property Ventures, Inc., an affiliate of the General Partners, owns five (unregistered) Units.

Except as described in the preceding paragraph, neither BFTG, Milk Street, Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

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

Under an agreement between the Partnership and Boston Financial (as successor by merger to Fund Service Corporation), Boston Financial provides day-to-day management services in connection with the Partnership's investments in Local Limited Partnerships and receives certain reimbursements for such services. Currently, Boston Financial receives an annual fee (the "Management Fee") equal to 10% of the Partnership's share of cash flow from Local Limited Partnerships. However, the Management Fee is subject to certain limitations and to reduction under certain circumstances and is non-cumulative and payable only out of available Partnership funds. Since inception, Management Fees amounting to $161,646 have been paid to Boston Financial.

Information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and expenses reimbursed or reimbursable to Boston Financial and its affiliates during each of the three years ended December 31, 1997 is presented below and in Note 7 to the Financial Statements included in Item 8 of this Report on Form 10-K.

                                                       1997           1996           1995
                                                       ----           ----           ----

Cash distributions to General Partners               $17,301     $        -     $        -

Salaries and benefits expense reimbursement           71,931         71,368         68,722

Management Fees                                       20,175         13,228         26,059


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

     (b)   Audited financial statements of Investee Local Limited
           Partnerships

           None

     (c)   Reports on Form 8-K

           No Reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/Michael H. Gladstone                       Date:  March 31, 1998
         -------------------------------
         Michael H. Gladstone
         Director





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





     By: /s/Fred N. Pratt, Jr.                        Date:  March 31, 1998
         ------------------------------------
         Fred N. Pratt, Jr.
         Chief Executive Officer of Boston
         Financial Group Limited Partnership



     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/Michael H. Gladstone                       Date:  March 31, 1998
         -------------------------------
         Michael H. Gladstone
         Director

Item 14 (a).  Financial Statements and Supplementary Data


                     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                               (A Limited Partnership)

                            1997 FORM 10-K ANNUAL REPORT
                                    INDEX

                                                                      Sequential
                                                       Page No.         Page No.

Report of Independent Accountants                        F-2

Financial Statements:

    Balance Sheets - December 31, 1997 and 1996          F-3

    Statements of Operations - For the Years Ended
      December 31, 1997, 1996 and 1995                   F-4

    Statements of Partners' Equity (Deficiency) -
      For the Years Ended December 31, 1997, 1996,
      and 1995                                           F-5

    Statements of Cash Flows - For the Years
      Ended December 31, 1997, 1996 and 1995             F-6

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

                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Apartments Associates, L.P.
(A Limited Partnership)


We have audited the balance sheets of Boston Financial Apartments Associates, L.P. (a limited partnership) ("the Partnership") as of December 31, 1997 and 1996 and the related statements of operations, partners' equity (deficiency), and cash flows and the financial statement schedule listed in Item 14 (a) of this Report on Form 10-K for each of the three years in the period ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The Partnership accounts for its investments in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. In the year ended December 31, 1995, 100 percent of equity in income (losses), reflected in the financial statements of the Partnership, relates to investments in Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships in 1995, is based solely upon the reports of the other auditors.

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

In our opinion, based on our audits, and as to the year ended December 31, 1995, the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Boston, Massachusetts                               COOPERS & LYBRAND L.L.P.
March 31, 1998

                      BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                (A Limited Partnership)



                                   BALANCE SHEETS
                             December 31, 1997 and 1996


                                                                        1997                    1996
                                                                   -------------             -------

Assets

Cash and cash equivalents                                            $   142,840             $   124,878
Interest receivable                                                       13,193                  11,175
Marketable securities, at fair value (Note 3)                            816,990                 723,855
Other assets                                                               1,526                   3,560
Investment in Local Limited Partnerships (Note 4)                              -                       -
                                                                     -----------             -----------
              Total Assets                                           $   974,549             $   863,468
                                                                     ===========             ===========


Liabilities and Partners' Equity (Deficiency)

Liabilities:
     Accounts payable to affiliate (Note 7)                          $     5,110             $    17,641
     Accounts payable and accrued expenses                                34,875                  21,114
     Notes payable and accrued interest (Note 5)                               -               1,223,750
                                                                     -----------             -----------
              Total Liabilities                                           39,985               1,262,505

Partners' Equity (Deficiency)                                            934,564                (399,037)
                                                                     -----------             -----------
              Total Liabilities and Partners' Equity (Deficiency)    $   974,549             $   863,468
                                                                     ===========             ===========

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                (A Limited Partnership)


                             STATEMENTS OF OPERATIONS

                   For the Years Ended December 31, 1997, 1996 and 1995


                                                              1997              1996              1995
                                                           ----------        ----------        -------

Revenue:
    Distribution income (Note 2)                           $   201,749       $   132,277       $   255,227
    Investment                                                  57,347            53,765            72,139
    Other                                                        3,000             1,350             4,400
                                                          -------------      ------------      ------------
         Total Revenue                                         262,096           187,392           331,766
                                                           -----------       -----------       -----------

Expenses:
     General and administrative expense (includes
       reimbursement to affiliates in the amounts of
       $71,931, $71,368 and $68,722) (Note 7)                  115,091           123,070           118,735
     Interest expense (Note 5)                                  23,394            55,000            55,000
     Management Fees, related party (Note 7)                    20,175            13,228            26,059
                                                           -----------       -----------       -----------
         Total Expenses                                        158,660           191,298           199,794
                                                           -----------       -----------       -----------

Income  (loss)  before  loss  on   liquidation
     of  interest  in  Local  Limited
     Partnership, equity in income
     of Local Limited Partnerships and
     cancellation of indebtedness                              103,436            (3,906)          131,972

Loss on liquidation of interest in  Local
     Limited Partnership (Note 8)                                    -                 -          (773,964)

Equity in income of Local Limited
     Partnerships (Note 4)                                           -                 -         1,985,647
                                                           -----------       -----------       -----------

Income (loss) before extraordinary item                        103,436            (3,906)        1,343,655

Extraordinary gain on cancellation
     of indebtedness (Note 8)                                1,247,144                 -            61,000
                                                           -----------       -----------       -----------

Net Income (Loss)                                          $ 1,350,580       $    (3,906)      $ 1,404,655
                                                           ===========       ===========       ===========

Net Income (Loss) allocated:
     To the General Partners                               $    67,529       $      (195)      $   101,191
     To the Limited Partners                                 1,283,051            (3,711)        1,303,464
                                                           -----------       -----------       -----------
                                                           $ 1,350,580       $    (3,906)      $ 1,404,655
                                                           ===========       ===========       ===========

Income (loss) before extraordinary item allocated
     to the Limited Partners per Limited Partnership
Unit (21,915 Units)                                        $     4.49        $      (.17)      $    56.83
                                                           ==========        ===========       ==========

Extraordinary gain on cancellation of indebtedness
     allocated to the Limited Partners per Limited
     Partnership Unit (21,915 Units)                       $     54.06       $         -       $     2.65
                                                           ===========       ===========       ==========

Net Income (Loss) per Limited Partnership
     Unit (21,915 Units)                                   $     58.55       $     (.17)       $    59.48
                                                           ===========       ==========        ==========

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                (A Limited Partnership)


                     STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

                  For the Years Ended December 31, 1997, 1996 and 1995

                                                                             Unrealized
                                             General           Limited          Gains
                                            Partners          Partners        (Losses)           Total


Balance at December 31, 1994              $ (1,008,976)     $    195,362    $   (25,188)     $   (838,802)
   Cash distributions (Note 8)                       -          (657,450)             -          (657,450)
   Unrealized gain on marketable
       securities available for sale                 -                 -         36,690            36,690
   Net income                                  101,191         1,303,464              -         1,404,655
                                          ------------      ------------    -----------      ------------

Balance at December 31, 1995                  (907,785)          841,376         11,502           (54,907)
   Cash distributions                                -          (328,725)             -          (328,725)
   Unrealized loss on marketable
       securities available for sale                 -                 -        (11,499)          (11,499)
   Net loss                                       (195)           (3,711)             -            (3,906)
                                          ------------      ------------    -----------      ------------

Balance at December 31, 1996                  (907,980)          508,940              3          (399,037)
   Cash distributions                          (17,301)                -              -           (17,301)
   Unrealized gain on marketable
       securities available for sale                 -                 -            322               322
   Net income                                   67,529         1,283,051              -         1,350,580
                                          ------------      ------------    -----------      ------------

Balance at December 31, 1997              $   (857,752)     $  1,791,991    $       325      $    934,564
                                          ============      ============    ===========      ============



The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                (A Limited Partnership)


                               STATEMENTS OF CASH FLOWS

                    For the Years Ended December 31, 1997, 1996 and 1995


                                                                   1997            1996           1995

                                                              ------------      ----------    --------

Cash flows from operating activities:
     Net income (loss)                                        $  1,350,580      $  (3,906)    $ 1,404,655
     Adjustments to reconcile net income (loss)
      to net cash used for operating activities:
        Loss on liquidation of interest in
          Local Limited Partnership                                      -              -         773,964
        Distribution income included in cash distributions
         received from Local Limited Partnerships                 (201,749)      (132,277)       (255,227)
        Equity in income of Local Limited Partnerships                   -              -      (1,985,647)
        Extraordinary item:
          Cancellation of indebtedness                          (1,247,144)             -         (61,000)
        (Gain) loss on sale of marketable securities                   484         (1,563)         (3,241)
        Increase (decrease) in cash arising from changes in operating assets and liabilities:
           Interest receivable                                      (2,018)         7,269          (7,144)
           Other current assets                                      2,034          2,034          (1,076)
           Accounts payable to affiliates                          (12,531)         8,669          (5,261)
           Accounts payable and accrued expenses                    13,761            447         (13,243)
           Notes payable and accrued interest                       23,394         55,000          55,000
                                                              ------------      ---------     -----------
Net cash used for operating activities                             (73,189)       (64,327)        (98,220)
                                                              ------------      ---------     -----------

Cash flows from investing activities:
     Purchases of marketable securities                           (418,751)      (326,034)     (1,343,590)
     Proceeds from sales and maturities of
       marketable securities                                       325,454        590,326       1,409,594
     Cash distributions received from Local
       Limited Partnerships                                        201,749        132,277       1,085,425
                                                              ------------      ---------     -----------
Net cash provided by investing activities                          108,452        396,569       1,151,429
                                                              ------------      ---------     -----------

Cash flows from financing activities:
     Cash distributions                                            (17,301)      (328,725)       (657,450)
     Payment of note payable and accrued interest                        -              -        (624,833)
                                                              ------------      ---------     -----------
Net cash used for financing activities                             (17,301)      (328,725)     (1,282,283)
                                                              ------------    -----------     -----------

Net increase (decrease) in cash and cash equivalents                17,962          3,517        (229,074)

Cash and cash equivalents, beginning of the year                   124,878        121,361         350,435
                                                              ------------      ---------     -----------

Cash and cash equivalents, end of the year                    $    142,840      $ 124,878     $   121,361
                                                              ============      =========     ===========


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

BFTG Residential Properties, Inc.("the Managing General Partner")is an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"). Milk Street Housing Associates, L.P. (originally organized under the name Franklin Housing Associates), the other general partner, is a limited partnership of which the partners are employees or former employees of Boston Financial. The initial limited partner is BFTG Property Ventures, Inc., an affiliate of Boston Financial.

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

At December 31, 1997, the General Partner has designated approximately $920,000 as Reserves. Such Reserves may be increased or decreased as deemed appropriate from time to time by the Managing General Partner. Substantially all of these Reserves are invested for the purpose of providing revenue to the Partnership for ongoing operations and contingencies.


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

Marketable securities consists primarily of U.S. Treasury Notes, mortgage-backed and various other asset-backed investment vehicles. The Partnership's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains or losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as separate components of partners' equity.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard will become effective for fiscal years beginning after December 15, 1997. The Partnership will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998, but is not expected to have a significant effect on financial position or results of operations.

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

3.   Marketable Securities

A summary of marketable securities at December 31, 1997 and 1996 is as follows:

                                                                   Gross          Gross
                                                               Unrealized      Unrealized           Fair
                                                  Cost             Gains         Losses         Value

Debt securities issued by the US
     Treasury and other US government
     agencies                                  $   646,226      $     695        $ (1,478)   $   645,443

Mortgage backed securities                         166,897          1,121               -        168,018

Other debt securities                                3,542              -             (13)         3,529
                                               -----------      ---------        --------    -----------

Balance at December 31, 1997                   $   816,665      $   1,816        $ (1,491)   $   816,990
                                               ===========      =========        ========    ===========

Debt securities issued by the US
     Treasury and other US government
     agencies                                  $   499,843      $   1,970        $ (1,818)   $   499,995

Mortgage backed securities                         204,498             79            (223)       204,354

Other debt securities                               19,511              2              (7)        19,506
                                               -----------      ---------        --------    -----------

Balance at December 31, 1996                   $   723,852      $   2,051        $ (2,048)   $   723,855
                                               ===========      =========        ========    ===========

                      BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                (A Limited Partnership)


               NOTES TO FINANCIAL STATEMENTS (continued)

3.   Marketable Securities (continued)

The contractual maturities at December 31, 1997 are as follows:

                                                                                                Fair
                                                                                  Cost          Value

     Due in less than one year                                                $   511,363    $   510,177
     Due in one year to five years                                                138,405        138,795
     Mortgage backed securities                                                   166,898        168,018
                                                                              -----------    -----------
                                                                              $   816,666    $   816,990
                                                                              ===========    ===========

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $325,000, $590,000 and $1,410,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Included in investment income are gross gains of $1,116 and gross losses of $1,600 that were realized on the sales in 1997, gross gains of $4,592 and gross losses of $3,029 that were realized on the sales in 1996 and gross gains of $11,081 and gross losses of $7,840 that were realized on the sales in 1995.

4.   Investment in Local Limited Partnerships

As of December 31, 1997 and 1996, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity                Cash
                                   tions and Related            in Income        Distributions
         Local Limited             Acquisition Costs         (Losses)              Received               Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------        ----------------   ---------------

Bear Creek                          $      796,556        $     (77,551)        $     (719,005)     $          -
Buttonwood Tree                          1,482,996           (1,468,085)               (14,911)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,115,914)              (730,555)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,776,472)            (3,035,892)          773,964

Less dispositions:
Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
                                    ---------------       --------------         -------------      ------------

     Balance at
     December 31, 1997              $   12,117,051        $(10,355,992)        $    (1,761,059)      $         -
                                    ==============        ============          ===============      ===========

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

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested at December 31, 1997, 1996 and 1995 is as follows:

Summarized Balance Sheets - as of December 31

                                                                1997                 1996                    1995
                                                            -------------        -------------     --------------
Assets:
   Investment property, net                                 $  23,729,368        $  27,415,931      $   34,837,385
   Current assets                                               2,216,507            1,761,831           2,367,475
   Other assets                                                 1,872,497            3,012,535           3,765,007
                                                            -------------        -------------      --------------
       Total Assets                                         $  27,818,372        $  32,190,297      $   40,969,867
                                                            =============        =============      ==============

Liabilities and Partners' Equity Deficiency:
   Long-term debt                                           $  41,133,036        $  45,713,219      $   54,829,483
   Current liabilities                                          2,398,602            4,728,720           6,296,906
   Other liabilities                                            4,716,175            2,947,260           5,474,160
                                                            -------------        -------------      --------------
       Total Liabilities                                       48,247,813           53,389,199          66,600,549

   Partners' Deficiency                                       (20,429,441)         (21,198,902)        (25,630,682)
                                                            -------------        -------------      --------------
       Total Liabilities and Partners' Deficiency           $  27,818,372        $  32,190,297      $   40,969,867
                                                            =============        =============      ==============


Summarized Income Statements
For the Twelve Months Ended December 31
                                                                1997                 1996                1995
                                                            -------------        -------------      ---------

Rental and other income                                     $  10,543,952        $  11,169,288      $   12,073,102
                                                            -------------        -------------      --------------

Expenses:
   Operating expenses                                           5,907,595            6,203,316           6,804,825
   Interest expense                                             3,558,194            4,095,012           4,750,487
   Depreciation and amortization                                1,863,700            1,658,450           1,917,922
                                                            -------------        -------------      --------------
     Total Expenses                                            11,329,489           11,956,778          13,473,234
                                                            -------------        -------------      --------------

       Net Loss                                             $    (785,537)       $    (787,490)     $   (1,400,132)
                                                            ==============       =============      ==============

Partnership's share of net loss                             $    (771,008)       $    (758,388)     $   (1,364,397)
                                                            ==============       =============      ==============

Other partners' share of net loss                           $     (14,529)       $     (29,102)     $      (35,735)
                                                            ==============       =============      ==============

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

As discussed in Notes 5 and 8, the mortgagor for Oakdale Manor initiated foreclosure proceedings. The foreclosure proceedings for Oakdale Manor were finalized on June 3, 1997. As the Partnership's carrying value of the Local Limited Partnership was zero and the Partnership received no proceeds from the disposal, the only financial statement effect was cancellation of indebtedness income of $1,247,144 on a purchase note payable and its accrued interest. (See
Note 5)

The Partnership has not recognized equity losses of $972,757, $890,665 and $1,556,474 in the years ended December 31, 1997, 1996 and 1995, respectively. These unrecognized losses relate to Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded their total investment.


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

Since April 1, 1985, the Partnership had been obligated to pay interest from its own funds on the Oakdale purchase note. The Partnership negotiated with the seller of Oakdale to defer these payments, and as such, since October 1, 1986 interest has been accrued but not paid. The note was due on April 1, 1995. During 1996, the local general partner of Oakdale Manor filed chapter 11 bankruptcy. On June 3, 1997, the new mortgagee foreclosed on the property and the Partnership relinquished its interest in Oakdale. The only effect on the Partnership was cancellation of indebtedness income since the Partnership is a limited partner and the note and interest are collateralized only by the Partnership's interest in Oakdale Manor, which, at June 3, 1997, had a carrying value of zero. For tax purposes, the consequence of this foreclosure is that investors may have a capital and/or ordinary gain and resulting taxable income as a result of the disposal of this Local Limited Partnership. The balance of notes payable and accrued interest at December 31, 1996 was $550,000 and $673,750, respectively.

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

                     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                (A Limited Partnership)

              NOTES TO FINANCIAL STATEMENTS (continued)

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement income or loss to the income or loss reported on Form 1065, US. Partnership Return of
Income:

                                                          1997                1996              1995
                                                      -----------        ------------       --------

Income (loss) per financial statements               $  1,350,580        $     (3,906)      $  1,404,655
Distribution income recognized for
   book purposes                                         (201,749)           (132,277)          (255,227)
Equity in losses not recognized
   currently for book purposes                           (771,008)           (758,388)        (1,301,247)
Gain on Abandonment of
   Woodmeade South for tax purposes                             -           6,804,142                  -
Gain on Abandonment of
   Mountain View for tax purposes                               -           2,207,706                  -
Gain (Loss) on disposition of Oakwood
   Terrace for tax purposes                                     -                   -             (4,430)
Gain on disposition of Overland
   Station for tax purposes in
   excess of gain for book purposes                             -                   -          2,049,977
Gain on disposition of Oakdale for tax purposes
   in excess of gain for book purposes                  2,008,162                   -                  -
Additional depreciation and
   amortization for tax purposes                          569,797            (871,102)          (900,664)
Other differences, net                                     (8,361)              4,009            332,366
                                                     ------------        ------------       ------------
Income per tax return                                $  2,947,421        $  7,250,184       $  1,325,430
                                                     ============        ============       ============


The carrying value of the Partnership's Investment in Local Limited Partnerships for financial reporting purposes was approximately $34,268,000 and $37,120,000 greater than the carrying value of such assets for tax purposes in 1997 and 1996, respectively. The differences were partially a result of the fact that, for financial reporting purposes, the Partnership does not recognize equity losses from a Local Limited Partnership once a Local Limited Partnership's carrying value has been reduced to zero. Such unrecognized losses totaled approximately $15,900,000 at December 31, 1997 and 1996. The remaining differences were mainly due to accelerated depreciation taken for tax purposes. The carrying value of all other assets and liabilities was the same for financial reporting and tax purposes.


7.   Transactions with Affiliates

Included in general and administrative expenses are amounts that the Partnership has paid or are payable to an affiliate of the Managing General Partner for reimbursement of salaries and benefits.

In accordance with the Partnership Agreement, Boston Financial currently receives a Management Fee equal to 10% of the Partnership's share of Cash Flow from Local Limited Partnerships. However, the fee is subject to certain limitation and to reduction under certain circumstances. The fee is non-cumulative and is payable only from available Partnership funds. Management Fees totaling $20,175, $13,228 and $26,059 were incurred during 1997, 1996 and 1995, respectively, which relate to cash distributions received in those years.

                    BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                (A Limited Partnership)


              NOTES TO FINANCIAL STATEMENTS (continued)

8.   Disposition of Investments in Local Limited Partnership

The new mortgagee for Oakdale Manor foreclosed on this property on June 3, 1997. The only effect on the Partnership was cancellation of indebtedness income of $1,247,144 related to a purchase note payable and its associated accrued interest. No obligation was due on the purchase note payable as the note was collateralized only by the Partnership's interest in Oakdale Manor, which, at June 3, 1997, had a carrying value of zero. For tax purposes, the consequence of the foreclosure is that investors may have a capital and/or ordinary gain and resulting taxable income as a result of the disposal of this Local Limited Partnership.

Bankruptcy plans for Woodmeade South Apartments and Mountain View Apartments became effective on March 24, 1996. In order for the Partnership to retain an equity interest in these properties, the bankruptcy plan required that the Partnership make additional contributions. Management of the Partnership decided that additional contributions would not be in the best interest of the Partnership. Consequently, the Partnership relinquished its equity interest in these two Local Limited Partnerships. These bankruptcies did not have an effect on the Partnership for financial reporting purposes since the Partnership is a limited partner and the two Local Limited Partnerships had a carrying value of zero. However, the Partnership was precluded from realizing any residual value of the properties upon liquidation.

The managing general partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership recognized $2,067,424 of equity in income. This amount was offset by the recognition of $18,627 of previously unrecognized equity in losses. Also, as a result of the sale, the Partnership recognized a loss on the sale of Overland Station in the amount of $773,964. This amount represented the remaining carrying value of the partnership's investment in the Local Limited Partnership.

The Partnership received proceeds from the Overland sale in the amount of $1,274,833, $450,000 of which was received in 1994. The Partnership used a portion of the sales proceeds to pay down $624,833 of an acquisition note payable and accrued interest which totaled $685,833. The $61,000 balance of these obligations was canceled and was recorded as such on the Partnership's financial statements. The Partnership distributed the balance of the sales proceeds plus accrued interest in the amount of $657,450.

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

                    BOSTON FINANCIAL APARTMENT ASSOCIATES, L.P.
                             (A Limited Partnership)
                                  Schedule III
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  December 31, 1997



                                                              Initial cost to company         Costs
                                                                                           capitalized
                                                           -----------------------------
                                                                          Buildings and   subsequent to
             Description                 Encumbrances *         Land      Improvements     acquisition
----------------------------------------------------------------------------------------------------------

Multi-family residential property:

Bear Creek, Asheville, North Carolina           $2,451,781       $149,000    $2,819,071          $432,142
Buttonwood Tree, Wichita, Kansas                 6,228,292        318,406     6,193,995           373,220
Chelsea Village, Indianapolis, Indiana           7,200,000      1,360,775     6,404,143           100,808
Park Hill, Lexington, Kentucky                   2,620,601        300,000     3,510,411           381,152
Pheasant Ridge, Moline, Illinois                 3,775,902        265,000     5,173,010           269,274
The Woods of Castleton, Indianapolis,            6,372,305      1,634,440     6,774,231            49,797
Indiana
Westpark Plaza, Chico, California                4,965,970        292,739     4,396,626           138,591
Woodbridge, Bloomington, Indiana                 4,225,931        905,377     3,775,429         (286,051)
Youngstoun, Hagerstown, Maryland                 3,777,673        291,000     4,159,801           177,598
                                       ===================================================================
                                               $41,618,455     $5,516,737   $43,206,717        $1,636,531
                                       ===================================================================

                BOSTON FINANCIAL APARTMENT ASSOCIATES, L.P.
                         (A Limited Partnership)
                              Schedule III
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                          December 31, 1997


                                        Gross amounts at which carried                                          Depreciation
                                                                                                                    in
                                                    at close of period (a)                                        latest
                                                                                                                  income
                              --------------------------------------------------------------
                                             Building and                    Accumulated    Date of      Date     statement
                                                                                                                    is
         Description              Land       Improvements        Total       Depreciation  Construction Acquired   computed
----------------------------------------------------------------------------------------------------------------------------

Multi-family residential
property:

Bear Creek, Asheville, North       $149,000      $3,251,213      $3,400,213      $1,679,515      1982   8/25/83  5-40 years
Carolina
Buttonwood Tree, Wichita,           327,879       6,557,742       6,885,621       2,845,219      1980   2/24/82  5-40 years
Kansas
Chelsea Village,                  1,380,680       6,485,046       7,865,726       4,170,414      1982    7/2/82  5-40 years
Indianapolis, Indiana
Park Hill, Lexington,               300,000       3,891,563       4,191,563       2,211,644      1982   4/22/82  5-40 years
Kentucky
Pheasant Ridge, Moline,             275,962       5,431,322       5,707,284       2,131,348      1982   7/30/82  5-40 years
Illinois
The Woods of Castleton,           1,634,440       6,824,028       8,458,468       4,419,530      1982   5/28/82  5-40 years
Indianapolis, Indiana
Westpark Plaza, Chico,              292,739       4,535,217       4,827,956       4,419,797      1982    4/5/82  5-40 years
California
Woodbridge, Bloomington,            905,377       3,489,378       4,394,755       2,181,056      1982    7/9/82  5-40 years
Indiana
Youngstoun, Hagerstown,             534,695       4,093,704       4,628,399       2,572,094      1982   2/18/83  5-40 years
Maryland
                                                                            ----------------
                              ==============================================================
                                 $5,800,772     $44,559,213     $50,359,985     $26,630,617
                              ==============================================================


                    BOSTON FINANCIAL APARTMENT ASSOCIATES, L.P.
                           (A Limited Partnership)
                                Schedule III
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 December 31, 1997



Real estate investments
---------------------------------------
                                            1997             1996            1995
                                       -------------------------------------------------

Balance at beginning of period             $54,026,614      $63,282,078     $66,652,259
Additions during period                        261,801          287,242         454,659
Less retirements during period             (3,928,430)      (9,542,706)     (3,824,840)
                                       =================================================
Balance at close of period                 $50,359,985      $54,026,614     $63,282,078
                                       =================================================

Accumulated depreciation
---------------------------------------
Balance at beginning of period             $26,610,683      $28,444,693     $28,345,507
Depreciation                                 1,449,689        1,608,417       1,851,643
Less retirements                           (1,429,755)      (3,442,427)     (1,752,457)
                                       =================================================
Balance at close of period                 $26,630,617      $26,610,683     $28,444,693
                                       =================================================


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

KPMG Peat Marwick
Memphis TN 38103


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

Grant Thornton
Wichita, KS 67202

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

Ernst & Young
Indianapolis, Indiana 46204


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


Ernst & Young LLP

January 22, 1996

Funchess, Mills, White & Co.
Beaumont, TX 77702-1207
                            Independent Auditors' Report



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

Price Waterhouse LLP
Sacramento, CA 95814

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


Price Waterhouse LLP

                                M & A
                      McCurry  &  Associates, CPA, PC
                          Johnson City, TN 37601


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

McCurry & Associates, CPA, PC

                               Haran & Associates Ltd
                              Wilmette, Illnois 60091

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


Haran & Associates, Ltd


January 8, 1996

Price Waterhouse LLP
Sacramento, CA 95814

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


Price Waterhouse LLP

Ernst & Young LLP
Indianapolis, Indiana 46204

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

January 22, 1996

Ernst & Young LLP

Ernst & Young LLP
Indianapolis, Indiana 46204
                             Report of Independent Auditors

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

KPMG Peat Marwick
Memphis, TN 38103

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