Form 10QSB
period 1998-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1998-05-15
CIK 354626

May 15, 1998





Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312



Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended March 31, 1998

         File No. 0-10057


Dear Sir/Madam:


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.



Very truly yours,





/s/Dianne Groark
Dianne Groark
Assistant Controller








BFAA-10Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1998
                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------          -------------------



For Quarter Ended   March 31, 1998      Commission file number      0-10057

                  -----------------------                       ---------------


                  Boston Financial Apartments Associates, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         04-2734133
-----------------------------                    ------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


 101 Arch Street, Boston, Massachusetts                02110-1106
---------------------------------------        ------------------------------
(Address of principal executive offices)            (Zip Code)


(Registrant's telephone number, including area code)      (617) 439-3911
------------------------------------               ------------------------


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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)




                                  BALANCE SHEET


                                                                                              March 31,
                                                                                                1998

                                                                                             (Unaudited)
Assets


Cash and cash equivalents                                                                    $   261,065
Interest receivable                                                                               11,710
Marketable securities, at fair value                                                             787,282
Other assets                                                                                       1,017
Investments in Local Limited Partnerships (Note 1)                                                     -
                                                                                             -----------
              Total Assets                                                                   $ 1,061,074
                                                                                             ===========


Liabilities and Partners' Equity (Deficiency)


Liabilities:

     Accounts payable to affiliates                                                          $    23,007
     Accounts payable and accrued expenses                                                         8,750
                                                                                             -----------
              Total Liabilities                                                                   31,757


Partners' Equity (Deficiency)                                                                  1,029,317
                                                                                             -----------
              Total Liabilities and Partners' Equity (Deficiency)                            $ 1,061,074
                                                                                             ===========


The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                 Three Months Ended

                                                                                        March            March
                                                                                        1998             1997

Revenue:
   Distribution                                                                     $   124,564      $    63,815
   Investment and other                                                                  12,169           12,117
                                                                                    -----------      -----------
     Total Revenue                                                                      136,733           75,932
                                                                                    -----------      -----------

Expenses:
   General and administrative
     (includes reimbursement to affiliate in
     the amounts of $20,037 and $16,055,
     in 1998 and 1997, respectively)                                                     30,884           26,096
   Interest                                                                                   -           13,750
   Management Fees, related party                                                        12,456            1,635
                                                                                    -----------      -----------
     Total Expenses                                                                      43,340           41,481
                                                                                    -----------      -----------

Net Income                                                                          $    93,393      $    34,451
                                                                                    ===========      ===========

Net Income allocated:
   To the General Partners                                                          $     4,670      $     1,723
   To the Limited Partners                                                               88,723           32,728
                                                                                    -----------      -----------
                                                                                    $    93,393      $    34,451
                                                                                    ===========      ===========

Net Income per Limited Partnership
   Unit (21,915 Units)                                                              $      4.05      $      1.49
                                                                                    ===========      ===========

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


                                                                                  Net
                                          General             Limited         Unrealized
                                         Partners            Partners            Gains                 Total

Balance at December 31, 1997           $   (857,752)        $ 1,791,991      $       325          $    934,564


Net change in net unrealized
   gains on marketable

   securities available for sale                  -                   -            1,360                 1,360

Net Income                                    4,670              88,723                -                93,393
                                       ------------         -----------      -----------          ------------

Balance at March 31, 1998              $   (853,082)        $ 1,880,714      $     1,685          $  1,029,317
                                       ============         ===========      ===========          ============


The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                1998               1997
                                                                          -------------        --------

Net cash provided by (used for) operating activities                      $     (36,506)       $       6,549

Net cash provided by investing activities                                       154,731               26,658
                                                                          -------------        -------------

Net increase in cash and cash equivalents                                       118,225               33,207

Cash and cash equivalents, beginning                                            142,840              124,878
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $     261,065        $     158,085
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended December 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


1.   Investments in Local Limited Partnerships


As of March 31, 1998 and December 31, 1997, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity                Cash
                                   tions and Related        in Income               Distributions
         Local Limited             Acquisition Costs      (Losses)                 Received               Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------        ----------------      ----------


Bear Creek                          $      796,556        $      47,013         $     (843,569)     $          -
Buttonwood Tree                          1,482,996           (1,468,085)               (14,911)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,115,914)              (730,555)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,651,908)            (3,160,456)          773,964
                                    --------------        -------------         --------------      ------------


Less dispositions:

Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
                                    ---------------       -------------         --------------      ------------
   Subtotal                             (6,469,277)           4,420,480              1,274,833          (733,964)
                                    --------------        -------------         --------------      ------------


     Balance at

     March 31, 1998                 $   12,117,051        $ (10,231,428)        $   (1,885,623)     $          -
                                    ==============        =============         ==============      ============


     Balance at

     December 31, 1997              $   12,117,051        $ (10,355,992)        $   (1,761,059)     $          -
                                    ==============        =============         ==============      ============

(1) Included in cash distributions received is cumulative distribution income of $1,268,453 which was received from six Local Limited Partnerships with carrying values of zero.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                  Notes to the Financial Statements (continued)
                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)


The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net loss for the three months ended March 31, 1998 is $147,078. For the three months ended March 31, 1998, the Partnership has not recognized $356,969 of equity in losses relating to seven Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the three months ended March 31, 1998, the Partnership recognized $85,327 of equity in losses which were previously unrecognized.

2.   Significant Accounting Policies

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Partnership has adopted the new standard effective January 1, 1998. The adoption of this standard had no effect on the Partnership's net income or partner's equity. Comprehensive income was $94,753 and $29,979 for the quarters ended March 31, 1998 and 1997, respectively. Other comprehensive income is comprised of net unrealized gains and losses on marketable securities available for sale of $1,360 and ($4,472) for the quarters ended March 31, 1998 and 1997, respectively.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources



At March 31, 1998, the Partnership had cash and cash equivalents of $261,065 compared with $142,840 at December 31, 1997. The increase in cash and cash equivalents is a result of cash distributions received from Local Limited Partnerships and proceeds from the sale and maturities of marketable securities. These increases are offset by net cash used for operations and the purchase of marketable securities.

At March 31, 1998, approximately $1,017,000 has been reserved and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

As of March 31, 1998, investment in Local Limited Partnerships remained at zero from December 31, 1997.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at March 31, 1998, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1998, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.


Results of Operations

The Partnership's results of operations for the three months ended March 31, 1998 resulted in net income of $93,393, as compared to net income of $34,451 for the same period in 1997. The increase is primarily due to an increase in distribution income received from Local Limited Partnerships. The increase is partially offset by an increase in management fees which are based on distribution income received from Local Limited Partnerships.

The equity in losses of Local Limited Partnerships is zero due to cumulative losses and cumulative distributions in excess of the investment in the Local Limited Partnerships. Distribution income was received from one Local Limited Partnership during the three months ended March 31, 1998. Please refer to the section entitled `Property Discussions' section for more information on the property operations.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (continued)


Property Discussions


The  Partnership  owns  limited   partnership   interests  in  9  Local  Limited
Partnerships which own and operate multi-family residential properties. The Partnership also owns investments in securities in which its Reserves are held.

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

As discussed previously, Chelsea Village's mortgage was sold in the August 1996 HUD mortgage sale. The new lender had indicated that it expected full payment of the current mortgage balance due or it would exercise its rights to foreclose on the property. However, the Local General Partner successfully negotiated a refinancing. It is not expected that the refinancing will generate taxable income to the Partnership.

As previously reported, the Local General Partner of Woods of Castleton successfully refinanced the mortgage during the third quarter of 1997. The Managing General Partner completed negotiations with the Local General Partner and agreed to a modification of the Partnership Agreement in conjunction with the refinancing. This modification granted the Local General Partner the potential cash and residual benefits from the property in exchange for their input of the capital required to complete the refinancing transaction. The modification also includes provisions which allow the Partnership to exit from its interest in the Property at a time of its choosing. The Managing General Partner believes that these concessions will have no material effect on the Partnership in the future given the current value of the property.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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




BOSTON FINANCIAL APARTMENTS
ASSOCIATES, L.P.


By          BFTG Residential Properties, Inc.
            its Managing General Partner


            /s/Michael H. Gladstone           Dated:       May 15, 1998
By:         Michael H. Gladstone
            Director