Form 10QSB
period 1998-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1998-08-13
CIK 354626

August 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended June 30, 1998 File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,





/s/Dianne Groark
Dianne Groark
Assistant Controller








BFAA2a-10Q2.DOC

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

For the quarterly period ended                    June 30, 1998
                                ----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                              ------------          -------------------


For Quarter Ended   June 30, 1998    Commission file number         0-10057
                  -----------------                           ---------------


                  Boston Financial Apartments Associates, L.P.
--------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Delaware                                        04-2734133
-----------------------                      --------------------
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
      of incorporation or organization)


101 Arch Street, Boston, Massachusetts                  02110-1106
--------------------------------------            -------------------
(Address of principal executive offices)               (Zip Code)


(Registrant's telephone number, including area code)       (617) 439-3911
-------------------------------------------------------    ------------------


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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)




                                  BALANCE SHEET
                                   (Unaudited)


                                                                                          June 30,
                                                                                             1998

Assets
Cash and cash equivalents                                                               $        251,379
Interest receivable                                                                               10,940
Marketable securities, at fair value                                                             872,715
Other assets                                                                                       2,735
Investment in Local Limited Partnerships (Note 1)                                                     -
                                                                                        ---------------
     Total Assets                                                                       $      1,137,769
                                                                                        ================


Liabilities and Partners' Equity (Deficiency)

Liabilities:
   Accounts payable to affiliate                                                        $         24,554
   Accounts payable and accrued expenses                                                          26,559
                                                                                        ----------------
     Total Liabilities                                                                            51,113

Partners' Equity (Deficiency)                                                                  1,086,656
                                                                                        ----------------
     Total Liabilities and Partners' Equity (Deficiency)                                $      1,137,769
                                                                                       ================

The accompanying notes are integral part of these financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                 Three Months Ended                    Six Months Ended
                                             June 30,        June 30,              June 30           June 30,
                                               1998            1997                 1998               1997
                                          -------------     -------------       -------------    ----------

Revenue:
   Distribution                           $      74,042     $     137,934       $     198,606      $     201,749
   Investment and other                          21,627            18,450              33,796             30,567
                                          -------------     -------------       -------------      -------------
     Total Revenue                               95,669           156,384             232,402            232,316
                                          -------------     -------------       -------------      -------------

Expenses:
   General and administrative
     (includes reimbursement to
      affiliate in the amounts of
      $34,311 and $39,921 in
     1998 and 1997, respectively)                32,173            36,643              63,057             62,739
   Interest                                           -             9,644                   -             23,394
   Management Fees, related party                 7,404            18,540              19,860             20,175
                                          -------------     -------------       -------------      -------------
     Total Expenses                              39,577            64,827              82,917            106,308
                                          -------------     -------------       -------------      -------------

Income before extraordinary gain
   on cancellation of indebtedness               56,092            91,557             149,485            126,008

Extraordinary gain on cancellation
   of indebtedness                                    -         1,247,144                   -          1,247,144
                                          -------------     -------------       -------------      -------------

Net Income                                $      56,092     $   1,338,701       $     149,485      $   1,373,152
                                          =============     =============       =============      =============

Net Income allocated:
   To the General Partners                $       2,805            66,935       $       7,474      $      68,658
   To the Limited Partners                       53,287         1,271,766             142,011          1,304,494
                                          -------------     -------------       -------------      -------------
                                          $      56,092     $   1,338,701       $     149,485      $   1,373,152
                                          =============     =============       =============      =============

Income before extraordinary
   item allocated to the Limited
   Partners per Limited Partnership
   Unit (21,915 Units)                    $        2.43     $        3.97       $        6.48      $        5.46
                                          =============     =============       =============      =============

Extraordinary gain on cancellation
   of indebtedness allocated to the
   Limited Partners per Limited
   Partnership Unit (21,915 Units)        $           -     $       54.06       $           -      $      54.06
                                          =============     =============       =============      ============

Net Income per Limited Partnership
   Unit (21,915 Units)                    $        2.43     $       58.03       $       6.48       $       59.52
                                          =============     =============       =============      =============


The accompanying notes are integral part of these financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended June 30, 1998
                                   (Unaudited)



                                                                                  Net
                                          General             Limited         Unrealized
                                         Partners            Partners            Gains                 Total


Balance at December 31, 1997           $    (857,752)       $ 1,791,991      $       325          $    934,564

Net change in net unrealized
   gains on marketable
   securities available for sale                  -                   -            2,607                 2,607


Net Income                                    7,474             142,011                -               149,485
                                       ------------         ------------     -----------          ------------

Balance at June 30, 1998               $   (850,278)        $ 1,934,002      $     2,932          $  1,086,656
                                       ============         ===========      ===========          ============


The accompanying notes are integral part of these financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                               1998                1997
                                                                          -------------        --------

Net cash used for operating activities                                    $     (36,433)       $     (41,994)

Net cash provided by investing activities                                       144,972               75,031
                                                                          -------------        -------------

Net increase in cash and cash equivalents                                       108,539               33,037

Cash and cash equivalents, beginning                                            142,840              124,878
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $     251,379        $     157,915
                                                                          =============        =============



The accompanying notes are integral part of these financial statements.

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

1.   Investments in Local Limited Partnerships

As of June 30, 1998 and December 31, 1997, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity                Cash
                                   tions and Related        in Income            Distributions
         Local Limited             Acquisition Costs         (Losses)              Received             Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------        ----------------      ----------

Bear Creek                          $      796,556        $      47,013         $     (843,569)     $          -
Buttonwood Tree                          1,482,996           (1,415,154)               (67,842)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,094,803)              (751,666)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,577,866)            (3,234,498)          773,964
                                    --------------        -------------         --------------      ------------

Less dispositions:
Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             (6,469,277)           4,420,480              1,274,833          (733,964)
                                    --------------        -------------         --------------      ------------

     Balance at
     June 30, 1998                  $   12,117,051        $ (10,157,386)        $   (1,959,665)     $          -
                                    ==============        =============         ==============      ============

     Balance at
     December 31, 1997              $   12,117,051        $ (10,355,992)        $   (1,761,059)     $          -
                                    ==============        =============         ==============      ============

(1) Included in cash distributions received is cumulative distribution income of $1,342,495 which was received from six Local Limited Partnerships with carrying values of zero.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the six months ended June 30, 1998 is $326,529. For the six months ended June 30, 1998, the Partnership has not recognized $640,965 of equity in losses relating to nine Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the six months ended June 30, 1998, the Partnership recognized $115,830 of equity in losses which were previously unrecognized.

2.   Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Partnership has adopted the new standard effective January 1, 1998. The adoption of this standard had no effect on the Partnership's net income or partner's equity. Comprehensive income was $152,092 and $1,370,186 for the six months ended June 30, 1998 and 1997, respectively. Comprehensive income includes the change in unrealized gains and losses on marketable securities available for sale of $2,607 and ($2,966) for the six months ended June 30, 1998 and 1997, respectively.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At June 30, 1998, the Partnership had cash and cash equivalents of $251,379 compared with $142,840 at December 31, 1997. The increase in cash and cash equivalents is a result of cash distributions received from Local Limited Partnerships and proceeds from the sale and maturities of marketable securities. These increases are offset by net cash used for operations and the purchase of marketable securities.

At June 30, 1998, approximately $1,069,000 has been reserved and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

As of June 30, 1998, investment in Local Limited Partnerships remained at zero, unchanged from December 31, 1997.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at June 30, 1998, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1998 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.


Results of Operations

The Partnership's results of operations for the three and six months ended June 30, 1998 resulted in net income of $56,092 and $149,485, as compared to net income of $1,338,701 and $1,373,152 for the same periods in 1997. The decrease is primarily due to cancellation of indebtedness income resulting from the foreclosure on Oakdale Manor on June 3, 1997.

The equity in losses of Local Limited Partnerships is zero due to cumulative losses and cumulative distributions in excess of the investment in the Local Limited Partnerships. Distribution income was received from three Local Limited Partnerships during the six months ended June 30, 1998. Please refer to the section entitled `Property Discussions' for more information on property operations.

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

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:   August 13, 1998                    BOSTON FINANCIAL APARTMENTS
                                            ASSOCIATES, L.P.



                                   By:      BFTG Residential Properties, Inc.
                                            its Managing General Partner




                                            /s/Michael H. Gladstone
                                            Michael H. Gladstone
                                            Director