Form 10-Q
period 1998-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1998-11-09
CIK 354626

November 9, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended September 30, 1998 File No. 0-10057


Dear Sir/Madam:/

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,





/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller








BFAA-10Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                                     -----------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------     ------------------------

Commission file number        0-10057
                         ---------------------

                Boston Financial Apartments Associates, L.P.
           ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                        Delaware                               04-2734133
          ------------------------------                   --------------------
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)


   101 Arch Street, Boston, Massachusetts                       02110-1106
  -------------------------------------------                 ---------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (617)439-3911
                                                   ---------------------------


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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)





                                  BALANCE SHEET
                                   (Unaudited)

                                                                                          September 30,
                                                                                              1998

Assets
Cash and cash equivalents                                                                 $      153,244
Interest receivable                                                                               12,129
Marketable securities, at fair value                                                             952,510
Other assets                                                                                       1,967
Investment in Local Limited Partnerships (Note 1)                                                      -
                                                                                          --------------
     Total Assets                                                                         $    1,119,850
                                                                                          ==============


Liabilities and Partners' Equity (Deficiency)

Liabilities:
   Accounts payable to affiliate                                                          $        4,958
   Accounts payable and accrued expenses                                                          31,098
                                                                                          --------------
     Total Liabilities                                                                            36,056

Partners' Equity (Deficiency)                                                                  1,083,794
                                                                                          --------------
     Total Liabilities and Partners' Equity (Deficiency)                                  $    1,119,850
                                                                                          ==============
The accompanying notes are integral part of these financial statements

               BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
       For the Three and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                     Three Months Ended                     Nine Months Ended
                                            September 30,       September 30,       September 30,    September 30,
                                                 1998                1997               1998              1997
                                            --------------      -------------       -------------    --------------

Revenue:
   Distribution                             $            -      $           -       $     198,606    $      201,749
   Investment and other                             13,961             14,847              47,757            45,414
                                            --------------      -------------       -------------    --------------
     Total Revenue                                  13,961             14,847             246,363           247,163
                                            --------------      -------------       -------------    --------------

Expenses:
   General and administrative
     (includes reimbursement to affiliate in
     the amounts of $48,794 and $55,001
     in 1998 and 1997, respectively)                22,448             23,108              85,505            85,847
   Interest                                              -                  -                   -            23,394
   Management fees, related party                        -                  -              19,860            20,175
                                            --------------      -------------       -------------    --------------
     Total Expenses                                 22,448             23,108             105,365           129,416
                                            --------------      -------------       -------------    --------------

Income (loss) before extraordinary gain on
   cancellation of indebtedness                     (8,487)            (8,261)            140,998           117,747

Extraordinary gain on cancellation
   of indebtedness                                       -                  -                   -         1,247,144
                                            --------------      -------------       -------------    --------------

Net Income (Loss)                           $       (8,487)     $      (8,261)      $     140,998    $    1,364,891
                                            ==============      =============       =============    ==============

Net Income (Loss) allocated:
   To the General Partners                  $         (424)     $        (413)      $       7,050    $       68,245
   To the Limited Partners                          (8,063)            (7,848)            133,948         1,296,646
                                            --------------      -------------       -------------    --------------
                                            $       (8,487)     $      (8,261)      $     140,998    $    1,364,891
                                            ==============      =============       =============    ==============

Income (Loss) before extraordinary
   item allocated to the Limited
   Partners per Limited Partnership
   Unit (21,915 Units)                      $        (0.37)     $       (0.36)      $        6.11    $         5.10
                                            ==============      =============       =============    ==============

Extraordinary gain on cancellation
   of indebtedness allocated to the
   Limited Partners per Limited
   Partnership Unit (21,915 Units)          $            -      $           -       $           -    $        54.06
                                            ==============      =============       =============    ==============


Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                      $        (0.37)     $       (0.36)      $        6.11     $       59.16
                                            ==============      =============       =============     =============

The accompanying notes are integral part of these financial statements

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)



                                                                                  Net
                                          General             Limited         Unrealized
                                         Partners            Partners            Gains               Total


Balance at December 31, 1997           $    (857,752)       $ 1,791,991      $       325         $   934,564
                                       -------------        -----------      -----------         -----------

Comprehensive Income:
   Net Income                                  7,050            133,948                -             140,998
   Change in net unrealized gains
   on marketable securities
   available for sale                              -                  -            8,232               8,232
                                       -------------        -----------      -----------         -----------
Comprehensive Income                           7,050            133,948            8,232             149,230
                                       -------------        -----------      -----------         -----------

Balance at September 30, 1998          $    (850,702)       $ 1,925,939      $     8,557         $ 1,083,794
                                       =============        ===========      ===========         ===========

The accompanying notes are integral part of these financial statements

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                               1998                1997
                                                                          -------------        -------------

Net cash used for operating activities                                    $     (60,949)       $     (60,105)

Net cash provided by investing activities                                        71,353               69,462

Net cash used for financing activities                                                -              (17,301)
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                             10,404               (7,944)

Cash and cash equivalents, beginning                                            142,840              124,878
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $     153,244        $     116,934
                                                                          =============        =============



The accompanying notes are integral part of these financial statements

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

1.   Investments in Local Limited Partnerships

As of September 30, 1998 and December 31, 1997, the Partnership's  Investment in
Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity              Cash
                                   tions and Related       in Income            Distributions
         Local Limited             Acquisition Costs        (Losses)             Received                   Net
         Partnerships                (Cumulative)         (Cumulative)          (Cumulative)(1)          Investment
-----------------------------      -----------------      ------------          ----------------    ---------------

Bear Creek                          $      796,556        $      47,013         $     (843,569)     $          -
Buttonwood Tree                          1,482,996           (1,415,154)               (67,842)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,094,803)              (751,666)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,577,866)            (3,234,498)          773,964
                                    --------------        -------------         --------------      ------------

Less dispositions:
Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             (6,469,277)           4,420,480              1,274,833          (733,964)
                                    --------------        -------------         --------------      ------------

     Balance at
     September 30, 1998             $   12,117,051        $ (10,157,386)        $   (1,959,665)     $          -
                                    ==============        =============         ==============      ============

     Balance at
     December 31, 1997              $   12,117,051        $ (10,355,992)        $   (1,761,059)     $          -
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

              BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the nine months ended September 30, 1998 is $756,380. For the nine months ended September 30, 1998, the Partnership has not recognized $1,091,648 of equity in losses relating to nine Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the nine months ended September 30, 1998, the Partnership recognized $136,662 of equity in losses which were previously unrecognized.

2.   Effect of Recently Issued Accounting Standard

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Partnership display an amount representing total comprehensive income for the period in its financial statements. The Partnership adopted the new standard effective January 1, 1998.

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At September 30, 1998, the Partnership had cash and cash equivalents of $153,244 compared with $142,840 at December 31, 1997. The increase in cash and cash equivalents is a result of cash distributions received from Local Limited Partnerships and proceeds from the sale and maturities of marketable securities. These increases are offset by net cash used for operations and the purchase of marketable securities.

At September 30, 1998, approximately $1,066,000 has been reserved and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

As of September 30, 1998, investment in Local Limited Partnerships remained at zero, unchanged from December 31, 1997.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at September 30, 1998, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1998 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.


Results of Operations

The Partnership's results of operations for the nine months ended September 30, 1998 resulted in net income of $140,998 as compared to net income of $1,364,891 for the same period in 1997. The decrease is primarily due to cancellation of indebtedness income resulting from the foreclosure on Oakdale Manor on June 3, 1997.

The equity in losses of Local Limited Partnerships is zero due to cumulative losses and cumulative distributions in excess of the investment in the Local Limited Partnerships. Distribution income was received from three Local Limited Partnerships during the nine months ended September 30, 1998. Please refer to the section entitled `Property Discussions' for more information on property operations.

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

Impact of Year 2000

The Managing General Partner has assessed the Partnership's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has executed a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, due to the inherent uncertainty that all systems of outside vendors or other companies on which the Partnership and/or Local Limited Partnerships rely will be compliant, the Partnership remains susceptible to consequences of the Year 2000 issue.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:   November 9, 1998            BOSTON FINANCIAL APARTMENTS
                                     ASSOCIATES, L.P.



                                     By:   BFTG Residential Properties, Inc.
                                           its Managing General Partner




                                           /s/Michael H. Gladstone
                                           -----------------------
                                           Michael H. Gladstone
                                           Director