Form 10KSB
period 1998-12-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1999-04-01
CIK 354626

March 31, 1999


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-KSB for Year Ended December 31, 1998
         File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller





BFA10KSB.DOC

The total number of pages contained in this report and any exhibits or attachments hereto is ___. Index for Exhibits appears on Page ___.

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                    FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

For the fiscal year ended                                        Commission file
December 31, 1998                                                     number
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

                      Yes   X                          No

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                     K-14
                  Boston Financial Apartments Associates, L.P.
                           (A Limited Partnership)

                       1998 ANNUAL REPORT ON FORM 10-K


                              TABLE OF CONTENTS



PART I

     Item 1     Business                                                     K-2
     Item 2     Properties                                                   K-5
     Item 3     Legal Proceedings                                            K-6
     Item 4     Submission of Matters to a
                  Vote of Security Holders                                   K-6

PART II

     Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                        K-7
     Item 6     Management's Discussion and Analysis
                  or Plan of Operation                                       K-7
     Item 7     Financial Statements and Supplementary Data                  K-9
     Item 8     Disagreements on Accounting and Financial
                  Disclosure                                                 K-9

PART III

     Item 9     Directors and Executive Officers of the
                  Registrant                                                K-10
     Item 10    Management Remuneration                                     K-11
     Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                     K-11
     Item 12    Certain Relationships and Related Transactions              K-11


PART IV

     Item 13    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                       K-12

SIGNATURES                                                                  K-14

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

                                     Table A

                                PARTNERSHIP DATA
                                   (UNAUDITED)

                                                                                                             Total
                                                                                                          Original Equity  $ Total
                                                    Date                        Property                    and Debt --     Original
Local Limited                Property             Interest     Completion      Occupancy      Number of   Local Limited     Equity
Partnerships (A)             Location             Acquired        Date       at 12/31/98 (B)  Apt. Units  Partnerships (C)  and Debt
----------------             --------             --------        ----       ---------------  ----------  ----------------  --------
Bear Creek                 Asheville, NC           08/25/83       1974             96%           140       $ 3,089,000       3.56%
Buttonwood Tree            Wichita, KS             03/29/82       1982             94%           216         8,341,000       9.62%
Captain's Landing (D)      Galveston, TX           10/14/82       1984             n/a           174         5,392,000       6.22%
Chelsea Village            Indianapolis, IN        07/02/82       1983             90%           246         9,179,000      10.59%
Mountain View (D)          Johnson City, TN        12/08/82       1983             n/a            60         2,249,000       2.60%
Oakdale Manor (D)          Beaumont, TX            05/05/83       1981             n/a           152         4,905,000       5.66%
Oakwood Terrace (D)        Chattanooga, TN         08/13/82       1983             n/a           100         3,254,000       3.75%
Overland Station (D)       Boise, ID               02/24/82       1978             n/a           160         4,480,000       5.17%
Park Hill                  Lexington, KY           04/22/82       1980             97%           132         3,935,000       4.54%
Pheasant Ridge             Moline, IL              07/07/82       1978             95%           216         5,526,000       6.38%
The Woods of Castleton     Indianapolis, IN        05/28/82       1983             94%           260         9,824,000      11.34%
Westpark Plaza             Chico, CA               04/05/82       1979             99%           240         7,519,000       8.68%
Woodbridge                 Bloomington, IN         07/09/82       1983             93%           140         5,321,000       6.14%
Woodmeade South (D)        Knoxville, TN           04/07/82       1983             n/a           242         8,619,000       9.95%
Youngstown                 Hagerstown, MD          02/18/83       1984             96%           120         5,027,000       5.80%
                                                                                               ------     -------------    ---------
                                                                                               2,598       $86,660,000     100.00%
                                                                                               =====      =============     =======

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

(B) Property Occupancy is shown as of each Local Limited Partnership's respective fiscal year end which is December 31, 1998.

(C) Includes equity contributed to the Local Limited Partnership plus the outstanding principal balance of its mortgage loan at the date of purchase (or, in the case of new construction projects, at HUD Final Endorsement) and any notes made by the Partnership as part of its original purchase.

(D) The Partnership no longer holds an investment interest in Captain's Landing, Mountain View, Oakwood Terrace, Overland Station, Woodmeade South and Oakdale Manor as of December 31, 1998.

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Approximately $1,022,000 of the Gross Proceeds was originally designated as Reserves and invested in various securities to fund the ongoing operations of the Partnership. As of December 31, 1998, the General Partner has designated approximately $1,053,000 as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. The following Local Limited Partnerships represent more than 10% of the total original investment of the Partnership in Local Limited Partnerships, exclusive of disposed properties, having a common Local General Partner or affiliated group of Local General
Partners: (i) the Castleton, Chelsea and Woodbridge Local Limited Partnerships, representing 42.74% of the total original investment, exclusive of disposed properties, have affiliates of Gene B. Glick Company, Inc. as Local General Partners; (ii) the Buttonwood Tree Local Limited Partnership, representing 12.24% of the total original investment, exclusive of disposed properties, has Anderson Management Company as Local General Partner; (iii) the Bear Creek and Youngstoun Apartments, Phase II Local Limited Partnerships, representing 14.30% of the total original investment, exclusive of disposed properties, have Alco Group Limited Partners as Local General Partners; and (iv) the Westpark Local Limited Partnership, representing 15.24% of the total original investment, exclusive of disposed properties, has affiliates of Federal Properties Investment Company as the Local General Partner. The Local General Partners of the other Local Limited Partnerships were identified in the Acquisition Reports. In the event of bankruptcy or default of the Local General Partners, or other conditions as expressed in the Local Limited Partnership Agreements, in certain cases, an affiliate of the Partnership's Managing General Partner may elect to become an additional Local General Partner.

The Properties owned by Local Limited Partnerships in which the Partnership has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Partnership depends on many factors, most of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnerships to generate operating cash flow. In particular, changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse effect on the business of the Partnership.

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

The Partnership is managed by BFTG Residential Properties, Inc., the Managing General Partner of the Partnership. To economize on direct and indirect payroll costs, the Partnership, which does not have any employees, reimburses The Boston Financial Group Limited Partnership ("Boston Financial"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report on Form 10-K.

Item 2.  Properties

The Partnership owns limited partnership interests in nine Local Limited Partnerships which own and operates multi-family residential properties. The Partnership also owns investments in securities in which some of its Reserves are held.

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

As  previously   reported,   the  Local  General   Partner  of  Chelsea  Village
successfully negotiated a refinancing in 1998. It is not expected that the refinancing will generate taxable income to the Partnership.

As previously reported, the Local General Partner of Woods of Castleton successfully refinanced the mortgage in the third quarter of 1997. The Managing General Partner completed negotiations with the Local General Partner and agreed to a modification of the Partnership Agreement in conjunction with the refinancing. This modification granted the Local General Partner the potential cash and residual benefits from the property in exchange for their input of the capital required to complete the refinancing transaction. The modification also includes provisions that allow the Partnership to exit from the Local Limited Partnership at a time of its choosing. The Managing General Partner believes that these concessions will have no material affect on the Partnership in the future given the current value of the property.

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

The local general partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership has recognized $2,067,424 of equity in income. This amount was offset by the recognition of $18,627 of previously unrecognized equity in losses. Also, as a result of the sale, the Partnership recognized a loss on the sale of Overland Station in the amount of $773,964. This amount represented the remaining carrying value of the Partnership's investment in the Local Limited Partnership.

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

The new mortgagee for Oakdale Manor foreclosed on the property on June 3, 1997. The only effect on the Partnership was cancellation of indebtedness income related to a purchase note payable and its associated accrued interest. No obligation was due on the purchase note payable as the note was collateralized only by the Partnership's interest in Oakdale Manor, which, at June 3, 1997, had a carrying value of zero. For tax purposes, the consequence of the foreclosure was that investors may have had a capital and/or ordinary gain and resulting taxable income as a result of the disposal of this Local Limited Partnership.

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

The Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, as amended (the "Partnership Agreement"), imposes certain restrictions on the transfer of Units. For example, a transfer will not be permitted if: (i) counsel for the Partnership is of the opinion that such transfer would result, when considered with all other transfers within the previous twelve months, in the Partnership's being considered to have been terminated within the meaning of Section 708 of the Internal Revenue Code of 1986, as amended, or would result in the Partnership's being treated as a corporation for Federal income tax purposes; (ii) counsel for the Partnership shall determine that such transfer would violate any applicable federal or state securities laws (including those pertaining to investor suitability standards); or (iii) transferor or the transferee would thereafter hold less than five Units, except for transfers by gift or inheritance, inter-family transfers, transfers resulting from family dissolutions and certain other transactions. The Partnership need not recognize any transfer of Units unless an instrument of assignment complying with certain requirements set forth in the Partnership Agreement is filed with the Partnership and recorded on the Partnership's books, and the transferring parties reimburse the Partnership for any expenses incurred by it in connection with the transfer. Limited Partners seeking to transfer Units may also be subject to the securities laws of the state in which the transfer is to take place, in that certain states have imposed restrictions on the transfer of Units in the Partnership. For the years ended December 31, 1998 and 1997, a total of 839 and 30 Units, respectively, were transferred on the resale market. There were 2,203 and 2,300 record holders of Units of the Partnership at December 31, 1998 and 1997, respectively.

Cash distributions, when made, are paid annually. Cash available for distribution has been and, in the future, will be derived almost exclusively from distributions of cash flow from operations of the Local Limited
Partnerships. Such cash is not expected to be significant in 1999, and the return on investment to Limited Partners will consist primarily of net losses for federal income tax purposes used to offset Limited Partner passive income from the Partnership and other sources.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of $159,298 compared with $142,840 at December 31, 1997. The increase in cash and cash equivalents is a result of cash distributions received from Local Limited Partnerships and the proceeds from the sale and maturities of marketable securities. These increases are offset by net cash used by operations and the purchase of marketable securities.

At December 31, 1998, approximately $1,053,000 has been designated as Reserves and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

As of December 31, 1998, investment in Local Limited Partnerships remained at zero from December 31, 1997.

Since April 1, 1985, the Partnership had been obligated to pay interest from its own funds on the Oakdale note. The Partnership negotiated with the seller of Oakdale to defer these payments, and as such, since October 1, 1986 interest had been accrued but not paid. The note was due on April 1, 1995. During 1996, the local general partner of Oakdale Manor filed chapter 11 bankruptcy. On June 3, 1997, the new mortgagee for Oakdale manor foreclosed on the property, and the Partnership relinquished its interest in the Local Limited Partnership. The only effect on the Partnership's financial statements was cancellation of indebtedness income, since the Partnership was a limited partner and the note and interest were collateralized only by the Partnership's interest in Oakdale Manor, which, at June 3, 1997, had a carrying value of zero. For tax purposes, the consequence of the foreclosure was that investors may have had a capital and/or ordinary gain and resulting taxable income as a result of the disposal of this Local Limited Partnership.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at December 31, 1998 and 1997, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1999, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

Fiscal year ended December 31, 1998 versus 1997

The Partnership's results of operations for the year ended December 31, 1998 resulted in net income of $128,162 as compared to net income of $1,350,580 in 1997. The net income position in 1997 is primarily due to cancellation of indebtedness income of $1,247,144 resulting from the foreclosure of Oakdale Manor on June 3, 1997. Please refer to Item 2 - Properties for more detail.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the two years ended December 31, 1998.

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. Most major systems have already been updated and assurances have been obtained that any remaining testing and updating will be complete by mid 1999. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant in early 1999, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.


Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report on Form 10-K. See Index to Financial Statements and Schedules on page F-1 hereof.


Item 8.  Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The managing general partner of the Partnership is BFTG Residential Properties, Inc., a Massachusetts corporation (the "Managing General Partner" or "BFTG"), and is an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. The names, positions and ages of the executive officers and directors of BFTG are set forth below:

     Name                     Position                                    Age

James D. Hart            Chief Financial Officer                              41

Vincent J. Costantini    President and Chief Operating
                                  Officer                                     42

Michael H. Gladstone     Director and Clerk                                   42

The other general partner of the Partnership is Milk Street Housing Associates, L.P., a Massachusetts limited partnership ("Milk Street"). Milk Street was originally formed as Franklin Housing Associates, but its name was changed on December 8, 1981 to enable it to qualify to do business in Delaware. Messrs.
A. Harold Howell and Fred N. Pratt, Jr. are general partners of Milk Street.

The Partnership is a party to an agreement with Boston Financial, pursuant to which Boston Financial will provide day-to-day management services for the Partnership's investments in Local Limited Partnerships. Boston Financial receives certain compensation for these services as discussed in Item 12 of this Report.

There is no family relationship between any of the persons listed in this section.

The business experience of each of the persons listed above is described below:

James D. Hart, age 41, graduated from Trinity College (B.A.) and Amos Tuck School at Dartmouth College (M.B.A.). Mr. Hart joined Boston Financial in 1997 and serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several investee companies, including those that went on to complete initial public offerings.

Vincent J.  Costantini,  age 42, is a graduate of St. Joseph's  University (B.S.
1978). Mr. Costantini serves as Chief Operating Officer and is a member of Boston Financial's Senior Leadership Team, as well as the Board of Directors. Formerly, he served as Senior Vice President at General Investment and Development Co. and President of its affiliate, Windsor Realty Advisors, Inc. In this capacity, he was responsible for implementing strategy, sourcing pension fund capital for the firm, and overseeing acquisition and asset management activities. Prior to joining General Investment and Development Co., Mr. Costantini was responsible for negotiating trade finance and foreign exchange positions, managing the international banking relationships, tax accounting and the financial operations departments of Monaco-based Tampimex International Ltd., a subsidiary of the Ingram Group. Mr. Costantini began his career at Price Waterhouse and Co., where he was a Senior Auditor and Consultant. Mr. Costantini is a Director of the National Multi Housing Council (NMHC), a board member of the Greater Boston Real Estate Finance Association and a member of both the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA).


Michael H. Gladstone, age 42, graduated from Emory University (B.A. 1978) and Cornell University (J.D., MBA 1982). Mr. Gladstone joined Boston Financial in 1985 and is Vice President and General Counsel. He is also a member of Boston Financial's Senior Leadership Team. Prior to joining Boston Financial, Mr. Gladstone was associated with the Boston law firm of Herrick & Smith. Mr. Gladstone is on the Advisory Board of the Housing and Development Reporter. He is also a member of the Investment Program Association, the National Realty Committee, Cornell Real Estate Council, National Housing Conference and the Massachusetts Bar.




Item 10. Management Remuneration

Neither the directors and officers of BFTG nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11. Security Ownership of Certain Beneficial Owners and Management

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

Item 12. Certain Relationships and Related Transactions

Information required under this Item is contained in Note 6 to the Financial Statements included in this Report on Form 10-K. The affiliates of the Managing General Partner which have received or may receive fee payments and expense reimbursements from the Partnership are described below:

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Under an agreement between the Partnership and Boston Financial (as successor by merger to Fund Service Corporation), Boston Financial provides day-to-day management services in connection with the Partnership's investments in Local Limited Partnerships and receives certain reimbursements for such services. Currently, Boston Financial receives an annual fee (the "Management Fee") equal to 10% of the Partnership's share of cash flow from Local Limited Partnerships. However, the Management Fee is subject to certain limitations and to reduction under certain circumstances and is non-cumulative and payable only out of available Partnership funds. Since inception, Management Fees amounting to $181,506 have been paid to Boston Financial.

Information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and expenses reimbursed or reimbursable to Boston Financial and its affiliates during each of the two years ended December 31, 1998 is presented below and in Note 6 to the Financial Statements included in Item 7 of this Report on Form 10-K.

                                                        1998            1997
                                                     ----------       --------

Salaries and benefits expense reimbursement         $   64,244       $ 71,931
Management Fees                                         19,860         20,175

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 13, the financial statements, financial statement schedule and auditor's report relating thereto are submitted as a separate section of this Report on Form 10-K. See Index to Financial Statements and Schedules on page F-1 hereof.

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

     (b)   Audited financial statements of Investee Local Limited
           Partnerships

           None

     (c)   Reports on Form 8-K

           No Reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/Michael H. Gladstone                           Date:  March 31, 1999
         -------------------------------
         Michael H. Gladstone
         Director





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





     By: /s/Fred N. Pratt, Jr.                             Date:  March 31, 1999
         ------------------------------------
         Fred N. Pratt, Jr.
         Chief Executive Officer of Boston
         Financial Group Limited Partnership



     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/Michael H. Gladstone                           Date:  March 31, 1999
         -------------------------------
         Michael H. Gladstone
         Director

Item 14 (a).  Financial Statements and Supplementary Data


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                           (A Limited Partnership)

                        1998 FORM 10-K ANNUAL REPORT

                                    INDEX

                                                                      Sequential
                                                            Page No.    Page No.

Report of Independent Accountants                             F-2

Financial Statements:

    Balance Sheet - December 31, 1998                         F-3

    Statements of Operations - For the Years Ended
      December 31, 1998 and 1997                              F-4

    Statements of Partners' Equity - For the Years Ended
      December 31, 1998 and 1997                              F-5

    Statements of Cash Flows - For the Years
      Ended December 31, 1998 and 1997                        F-6

    Notes to the Financial Statements                         F-7



All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Apartments Associates, L.P.
(A Limited Partnership)


In our opinion, based upon our audits and the reports of other auditors, the accompanying balance sheet and the related statement of operations, partners' equity, and cash flows present fairly, in all material respects, the financial position of Boston Financial Apartments Associates, L.P. (a limited partnership) ("the Partnership") as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investments in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. As of December 31, 1998 and for the years December 31, 1998 and 1997, 100 percent of the Partnership's Investment in Local Limited Partnerships, and equity in income (losses) reflected in the financial statements of the Partnership, relates to investments in Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships in 1998 and 1997, is based solely upon the reports of other auditors. We conducted our audits of the financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.





Boston, Massachusetts                                 PRICEWATERHOUSECOOPERS LLP
March 31, 1999

                    BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                  BALANCE SHEET

                                December 31, 1998



Assets

Cash and cash equivalents                                            $   159,298
Interest receivable                                                       11,359
Marketable securities, at fair value (Note 3)                            935,517
Other assets                                                               1,475
Investment in Local Limited Partnerships (Note 4)                              -
                                                                     -----------
     Total Assets                                                    $ 1,107,649
                                                                     ===========


Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate (Note 6)                            $     5,213
   Accounts payable and accrued expenses                                  32,925
                                                                     -----------
     Total Liabilities                                                    38,138

Partners' Equity                                                       1,069,511
                                                                     -----------
     Total Liabilities and Partners' Equity                          $ 1,107,649
                                                                     ===========

The accompanying notes are an integral part of these financial statements.

                    BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1998 and 1997


                                                       1998              1997
                                                   -----------       -----------

Revenue:
   Distribution income (Note 2)                    $   198,606       $   201,749
   Investment                                           53,747            57,347
   Other                                                 7,825             3,000
                                                   -----------       -----------
     Total Revenue                                     260,178           262,096
                                                   -----------       -----------

Expenses:
   General and administrative expense (includes
   reimbursement to affiliates in the amounts of
   $64,244 and $71,931) (Note 6)                       112,156           115,091
   Interest expense                                          -            23,394
   Management Fees, related party (Note 6)              19,860            20,175
                                                   -----------       -----------
     Total Expenses                                    132,016           158,660
                                                   -----------       -----------

Income before equity in income
   of Local Limited Partnerships and
   cancellation of indebtedness                        128,162           103,436

Equity in income of Local Limited
   Partnerships (Note 4)                                     -                 -
                                                   -----------       -----------

Income before extraordinary item                       128,162           103,436

Extraordinary gain on cancellation
   of indebtedness (Note 7)                                  -         1,247,144
                                                   -----------       -----------

Net Income                                         $    128,162      $ 1,350,580
                                                    ===========       ==========

Net Income allocated:
   To the General Partners                         $     6,408       $    67,529
   To the Limited Partners                             121,754         1,283,051
                                                   -----------       -----------
                                                   $   128,162       $ 1,350,580
                                                   ===========       ===========
Basic income before extraordinary
   item allocated to the Limited Partners per
   Limited Partnership Unit (21,915 Units)         $      5.56      $       4.49
                                                   ===========      ============

Basic extraordinary gain on cancellation
   of indebtedness allocated to the Limited Partners
   per Limited Partnership Unit (21,915 Units)     $         -       $     54.06
                                                   ===========       ===========

Basic Net Income per Limited Partnership
   Unit (21,915 Units)                             $      5.56       $     58.55
                                                   ===========       ===========


The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                 For the Years Ended December 31, 1998 and 1997

                                                                               Accumulated
                                                                                 Other
                                               General         Limited          Comprehensive
                                              Partners        Partners           Income            Total
Balance at December 31, 1996              $    (907,980)    $     508,940   $              3   $    (399,037)
                                          --------------    -------------   ----------------   --------------

Cash distributions                              (17,301)                -                  -         (17,301)

Comprehensive Income:
   Net Income                                    67,529         1,283,051                  -       1,350,580
   Net change in net unrealized
       gains on marketable securities
       available for sale                             -                 -                322             322
                                          -------------     -------------   ----------------   -------------
Comprehensive Income                             67,529         1,283,051                322       1,350,902
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 1997                   (857,752)        1,791,991                325         934,564

Comprehensive Income:
   Net Income                                     6,408           121,754                  -         128,162
Net change in net unrealized
     gains on marketable securities
     available for sale                               -                 -              6,785           6,785
                                          -------------     -------------   ----------------   -------------
Comprehensive Income                              6,408           121,754              6,785         134,947
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 1998              $    (851,344)    $   1,913,745   $          7,110   $   1,069,511
                                          =============     =============   ================   =============

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1998 and 1997


                                                        1998             1997
                                                      ---------       ----------
Cash flows from operating activities:
     Net income                                       $ 128,162      $1,350,580
     Adjustments to reconcile net income
      to net cash used for operating activities:
        Distribution income included in cash
        distributions received from Local Limited
        Partnerships                                   (198,606)       (201,749)
        Extraordinary item:
          Cancellation of indebtedness                        -      (1,247,144)
        (Gain) loss on sale of marketable securities       (821)            484
        Increase (decrease) in cash arising from
          changes in operating assets and liabilities:
           Interest receivable                            1,834          (2,018)
           Other assets                                      51           2,034
           Accounts payable to affiliates                   103         (12,531)
           Accounts payable and accrued expenses         (1,950)         13,761
           Notes payable and accrued interest                 -          23,394
                                                       ---------     ----------
Net cash used for operating activities                  (71,227)        (73,189)
                                                       ---------     ----------

Cash flows from investing activities:
     Purchases of marketable securities              (1,124,016)       (418,751)
     Proceeds from sales and maturities of
       marketable securities                          1,013,095         325,454
     Cash distributions received from Local
       Limited Partnerships                             198,606         201,749
                                                      ---------      ----------
Net cash provided by investing activities                87,685         108,452
                                                      ---------      ----------

Cash flows from financing activities:
     Cash distributions                                       -         (17,301)
                                                      ---------      ----------
Net cash used for financing activities                        -         (17,301)
                                                      ---------      ----------

Net increase in cash and cash equivalents                16,458          17,962

Cash and cash equivalents, beginning of the year        142,840         124,878
                                                      ---------      ----------

Cash and cash equivalents, end of the year            $ 159,298      $  142,840
                                                      =========      ==========


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

BFTG Residential Properties, Inc. (the "Managing General Partner") is an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"). Milk Street Housing Associates, L.P. (originally organized under the name Franklin Housing Associates), the other general partner, is a limited partnership of which the partners are employees or former employees of Boston Financial. The initial limited partner is BFTG Property Ventures, Inc., an affiliate of Boston Financial.

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

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. At December 31, 1998, the General Partner has designated approximately $1,053,000 as Reserves. Such Reserves may be increased or decreased as deemed appropriate from time to time by the Managing General Partner. Substantially all of these Reserves are invested for the purpose of providing revenue to the Partnership for ongoing operations and contingencies.


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

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Partnership display an amount representing total comprehensive income for the period in its financial statements. The Partnership adopted the new standard effective January 1, 1998.

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


3.   Marketable Securities

A summary of marketable securities at December 31, 1998 is as follows:

                                                                   Gross          Gross
                                                               Unrealized      Unrealized       Fair
                                                  Cost             Gains         Losses         Value
Debt securities issued by the US
     Treasury and other US government
     agencies                                  $   844,573      $   5,063        $   (118)   $   849,518

Mortgage backed securities                          83,834          2,165               -         85,999
                                               -----------      ---------        --------    -----------


Balance at December 31, 1998                   $   928,407      $   7,228        $   (118)   $   935,517
                                               ===========      =========        =========   ===========

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (continued)


3.   Marketable Securities (continued)

The contractual maturities at December 31, 1998 are as follows:
                                                                       Fair
                                                         Cost          Value

     Due in less than one year                     $   569,792    $   573,854
     Due in one year to five years                     274,781        275,664
     Mortgage backed securities                         83,834         85,999
                                                   -----------    -----------
                                                   $   928,407    $   935,517
                                                  ============    ===========

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $426,000 and $173,000 during the years ended December 31, 1998 and 1997, respectively.
Proceeds  from  the  maturities  of  marketable  securities  were  approximately
$587,000 and $153,000 during the years ended December 31, 1998 and 1997, respectively. Included in investment income are gross gains of $2,293 and gross losses of $1,472 that were realized on the sales in 1998 and gross gains of $1,116 and gross losses of $1,600 that were realized on the sales in 1997.

4.   Investment in Local Limited Partnerships

As  of  December  31,  1998  the  Partnership's   Investment  in  Local  Limited
Partnerships, at cost, was as follows:

                                   Capital Contribu-        Net Equity                Cash
                                   tions and Related        in Income           Distributions
         Local Limited             Acquisition Costs         (Losses)             Received               Net
         Partnerships                (Cumulative)          (Cumulative)        (Cumulative) (1)       Investment
-----------------------------      -----------------       ------------        -----------------      ----------
Bear Creek                          $      796,556        $      47,013         $     (843,569)     $          -
Buttonwood Tree                          1,482,996           (1,415,154)               (67,842)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,094,803)              (751,666)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,577,866)            (3,234,498)          773,964

Less dispositions:
Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
                                 -----------------    -----------------             ----------           -------

     Balance at
     December 31, 1998              $   12,117,051         $(10,157,386)       $    (1,959,665)         $      -
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

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested at December 31, 1998 and 1997 is as follows:

Summarized Balance Sheets - as of December 31
                                                   1998                1997
                                              -------------      --------------
Assets:
 Investment property, net                      $  22,650,326     $   23,729,368
 Current assets                                    2,475,074          2,216,507
 Other assets                                      1,921,778          1,872,497
                                               -------------     --------------
    Total Assets                               $  27,047,178     $   27,818,372
                                               =============     ==============

Liabilities and Partners' Deficiency:
   Long-term debt                              $  40,603,410     $   41,133,036
   Current liabilities                             2,434,004          2,398,602
   Other liabilities                               4,835,197          4,716,175
                                               -------------     --------------
    Total Liabilities                             47,872,611         48,247,813

  Partners' Deficiency                           (20,825,433)       (20,429,441)
                                               -------------     --------------
    Total Liabilities and Partners' Deficiency $  27,047,178     $   27,818,372
                                               =============     ==============


Summarized Income Statements
For the Twelve Months Ended December 31
                                                  1998                 1997
                                               -------------      -------------

Rental and other income                        $  10,726,359     $   10,543,952
                                               -------------     --------------

Expenses:
   Operating expenses                              5,980,596          5,907,595
   Interest expense                                3,492,736          3,558,194
   Depreciation and amortization                   1,448,407          1,863,700
                                               -------------      -------------
     Total Expenses                               10,921,739         11,329,489
                                               -------------      -------------

       Net Loss                                $    (195,380)    $     (785,537)
                                               =============     ==============

Partnership's share of net loss                $    (191,604)    $     (771,008)
                                               =============      =============

Other partners' share of net loss              $      (3,776)    $      (14,529)
                                               =============      =============

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (continued)


4.   Investment in Local Limited Partnerships (continued)

As discussed in Note 7, the mortgagor for Oakdale Manor initiated foreclosure proceedings. The foreclosure proceedings for Oakdale Manor were finalized on June 3, 1997. As the Partnership's carrying value of the Local Limited Partnership was zero and the Partnership received no proceeds from the disposal, the only financial statement effect was cancellation of indebtedness income of $1,247,144 on a purchase note payable and its accrued interest.

The Partnership has not recognized equity losses of $390,210 and $972,757 in the years ended December 31, 1998 and 1997, respectively. These unrecognized losses relate to Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded their total investment.

5. Federal Income Taxes

The following schedule reconciles the reported financial statement income to the income reported on Form 1065, US. Partnership Return of Income:
                                                      1998             1997
                                                  -----------        --------

Income (loss) per financial statements          $    128,162       $  1,350,580
Distribution income recognized for
   book purposes                                    (198,606)          (201,749)
Equity in losses not recognized
   currently for book purposes                      (191,604)          (771,008)
Gain on disposition of Oakdale for tax purposes
   in excess of gain for book purposes                     -          2,008,162
Additional depreciation and
   amortization for tax purposes                     597,166            569,797
Other differences, net                                     -             (8,361)
                                                ------------       ------------
Income per tax return                           $    335,118       $  2,947,421
                                                ============       ============

The carrying value of the Partnership's Investment in Local Limited Partnerships for financial reporting purposes was approximately $34,061,000 greater than the carrying value of such assets for tax purposes in 1998. The difference was partially a result of the fact that, for financial reporting purposes, the Partnership does not recognize equity losses from a Local Limited Partnership once a Local Limited Partnership's carrying value has been reduced to zero. Such unrecognized losses totaled approximately $16,300,000 at December 31, 1998. The remaining differences were mainly due to accelerated depreciation taken for tax purposes. The carrying value of all other assets and liabilities was the same for financial reporting and tax purposes.

6.   Transactions with Affiliates

Included in general and administrative expenses are amounts that the Partnership has paid or are payable to an affiliate of the Managing General Partner for reimbursement of salaries and benefits.

In accordance with the Partnership Agreement, Boston Financial currently receives a Management Fee equal to 10% of the Partnership's share of Cash Flow from Local Limited Partnerships. However, the fee is subject to certain limitation and to reduction under certain circumstances. The fee is non-cumulative and is payable only from available Partnership funds. Management Fees totaling $19,860 and $20,175 were incurred during 1998 and 1997, respectively, which relate to cash distributions received in those years.


                    NOTES TO FINANCIAL STATEMENTS (continued)

7. Disposition of Investments in Local Limited Partnership

The new mortgagee for Oakdale Manor foreclosed on this property on June 3, 1997. The only effect on the Partnership was cancellation of indebtedness income of $1,247,144 related to a purchase note payable and its associated accrued interest. No obligation was due on the purchase note payable as the note was collateralized only by the Partnership's interest in Oakdale Manor, which, at June 3, 1997, had a carrying value of zero. For tax purposes, the consequence of the foreclosure was that investors may have had capital and/or ordinary gain and resulting taxable income as a result of the disposal of this Local Limited Partnership.