Form 10QSB
period 1999-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1999-05-13
CIK 354626

May 13, 1999


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop O-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended March 31, 1999 File No. 0-10057


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

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended                 March 31, 1999

                                 -----------------------------------------------
                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACTOOF 1934
For the transition period from                          to
                                ---------------------          -----------------


For Quarter Ended     March 31, 1999     Commission file number    0-10057
                 -----------------------                       -----------------


                  Boston Financial Apartments Associates, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                              04-2734133
---------------------------------------  ---------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


101 Arch Street, Boston, Massachusetts                 02110-1106
----------------------------------------         -------------------------------
(Address of principal executive offices)               (Zip Code)


(Registrant's telephone number, including area code)             (617) 439-3911
--------------------------------------------------------------------------------


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

                    BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                  BALANCE SHEET
                                 March 31, 1999
                                   (Unaudited)


Assets

Cash and cash equivalents                                          $      59,291
Interest receivable                                                       10,333
Marketable securities, at fair value                                   1,028,593
Other assets                                                                 983
Investments in Local Limited Partnerships (Note 1)                             -
                                                                   -------------
         Total Assets                                              $   1,099,200
                                                                   =============


Liabilities and Partners' Equity

Liabilities:
     Accounts payable to affiliate                                 $      11,924
     Accounts payable and accrued expenses                                37,877
                                                                   -------------
         Total Liabilities                                                49,801


Partners' Equity (Deficiency)                                          1,049,399
                                                                   -------------
         Total Liabilities and Partners' Equity (Deficiency)       $   1,099,200
                                                                   =============


The accompanying notes are an integral part of these financial statements

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                             STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)



                                                       1999             1998
                                                    -----------     ------------
Revenue:
   Distribution                                     $         -     $    124,564
   Investment and other                                  12,970           12,169
                                                    -----------     ------------
     Total Revenue                                       12,970          136,733
                                                    -----------     ------------

Expenses:
   General and administrative
     (includes reimbursement to affiliate in
     the amounts of $17,367 and $20,037
     in 1999 and 1998, respectively)                     31,800           30,884
   Management Fees, related party                             -           12,456
                                                    -----------     ------------
     Total Expenses                                     31,800           43,340
                                                    -----------     ------------

Net Income (Loss)                                   $   (18,830)    $     93,393
                                                    ============    ============

Net Income (Loss) allocated:
   To the General Partners                          $      (942)    $      4,670
   To the Limited Partners                              (17,888)          88,723
                                                    -----------     ------------
                                                    $   (18,830)    $     93,393
                                                    ============    ============

Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                               $    (0.82)    $       4.05
                                                    ============    ============

The accompanying notes are an integral part of these financial statements

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)


                                                                              Net
                                          General             Limited         Unrealized
                                         Partners            Partners           Gains                 Total


Balance at December 31, 1998           $   (851,344)        $ 1,913,745      $     7,110          $  1,069,511
                                       ------------         -----------      -----------          ------------

Comprehensive Loss:
   Net Loss                                    (942)            (17,888)               -               (18,830)
   Net change in net unrealized
     gains on marketable
     securities available for sale                -                   -           (1,282)               (1,282)
                                       ------------         -----------      -----------          ------------
Comprehensive Loss                             (942)            (17,888)          (1,282)              (20,112)
                                       ------------         -----------      -----------          ------------

Balance at March 31, 1999              $   (852,286)        $ 1,895,857      $     5,828          $  1,049,399
                                       ============         ===========      ===========          ============

The accompanying notes are an integral part of these financial statements

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                                1999               1998
                                                                          -------------        -------------

Net cash used for operating activities                                    $      (5,785)       $     (36,506)

Net cash provided by (used for) investing activities                            (94,222)             154,731
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                           (100,007)             118,225

Cash and cash equivalents, beginning                                            159,298              142,840
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $      59,291        $     261,065
                                                                          =============        =============



The accompaning notes are an integral part of these financial statements

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                          Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-KSB for the year ended December 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

1.   Investments in Local Limited Partnerships

As of March 31, 1999 and December 31, 1998, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:


                                   Capital Contribu-       Net Equity               Cash
                                   tions and Related        in Income            Distributions
         Local Limited             Acquisition Costs        (Losses)                Received              Net
         Partnerships                (Cumulative)         (Cumulative)          (Cumulative)(1)      Investment
-----------------------------      -----------------      -------------         ---------------      ----------

Bear Creek                         $         796,556      $      47,013         $      (843,569)    $         -
Buttonwood Tree                            1,482,996         (1,415,154)                (67,842)              -
Captain's Landing                          1,057,682         (1,057,682)                      -               -
Chelsea Village                            2,076,589         (2,076,589)                      -               -
Mountain View                                422,593           (422,593)                      -               -
Oakdale Manor                              1,522,621         (1,522,621)                      -               -
Oakwood Terrace                              614,643           (614,643)                      -               -
Overland Station                           1,232,286            816,511              (1,274,833)        773,964
Park Hill                                    825,501           (687,453)               (138,048)              -
Pheasant Ridge                             1,050,237           (924,712)               (125,525)              -
The Woods of Castleton                     2,025,681         (2,025,681)                      -               -
Westpark Plaza                             1,846,469         (1,094,803)               (751,666)              -
Woodbridge                                 1,077,161         (1,044,146)                (33,015)              -
Woodmeade South                            1,619,452         (1,619,452)                      -               -
Youngstoun                                   935,861           (935,861)                      -               -
                                   -----------------      -------------         ---------------     -----------
   Subtotal                               18,586,328        (14,577,866)             (3,234,498)        773,964


Less dispositions:
Mountain View                               (422,593)           422,593                       -               -
Woodmeade South                           (1,619,452)         1,619,452                       -               -
Overland Station                          (1,232,286)          (816,511)              1,274,833        (773,964)
Captain's Landing                         (1,057,682)         1,057,682                       -               -
Oakwood Terrace                             (614,643)           614,643                       -               -
Oakdale Manor                             (1,522,621)         1,522,621                       -               -
                                   -----------------      -------------         ---------------     -----------

     Balance at
     March 31, 1999                $      12,117,051      $ (10,157,386)        $   (1,959,665)    $         -
                                   =================      =============         ==============     ===========

     Balance at
     December 31, 1998             $      12,117,051      $ (10,157,386)        $   (1,959,665)    $         -
                                   =================      =============         ==============     ===========

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

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the three months ended March 31, 1999 is $96,529. For the three months ended March 31, 1999, the Partnership has not recognized $187,598 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the three months ended March 31, 1999, the Partnership recognized $91,069 of equity in losses which were previously unrecognized.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                           (A Limited Partnership)

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements, and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates, and unanticipated delays or expenses on the part of the Partnership and their suppliers in achieving year 2000 compliance.

At March 31, 1999, the Partnership had cash and cash equivalents of $59,291 compared with $159,298 at December 31, 1998. The decrease in cash and cash equivalents is primarily the result of the purchase of marketable securities. This is offset by proceeds from the sale of marketable securities.

At March 31, 1999, approximately $1,038,000 has been reserved and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

As of March 31, 1999, investment in Local Limited Partnerships remained at zero, unchanged from December 31, 1998.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at March 31, 1999, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1999, and therefore, there is no assurance that adequate cash will be available to warrant cash distributions in future years.


Results of Operations

The Partnership's results of operations for the three months ended March 31, 1999 resulted in a net loss of $18,830, as compared to net income of $93,393 for the same period in 1998. The decrease is primarily due to an decrease in distribution income received from Local Limited Partnerships. The decrease is partially offset by an decrease in management fees which are based on distribution income received from Local Limited Partnerships.

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

Four of the Local Limited Partnerships are operating at cash flow deficits (net loss adjusted for depreciation, mortgage principal payments and replacement reserve payments). In past years, the Local General Partners funded these deficits either through non-interest bearing project expense loans or subordinated loans, repayable only out of cash flow or proceeds from a sale or refinancing of the given project. Once a project achieves break-even, substantial amounts of cash flow derived from its operations will be used to repay project expense loans and subordinated loans until the loans are repaid in full. To address current deficits or other financial difficulties, Local General Partners are working to increase rental income and reduce operating expenses, working with the lenders to refinance property mortgages or seeking other sources of capital. Management may make voluntary advances from the Partnership's Reserves to a Local Limited Partnership encountering operating difficulties if it is deemed to be in the best interest of the Partnership to provide such funds.

Impact of the Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. Most major systems have already been updated and assurances have been obtained that any remaining testing and updating will be complete by mid 1999. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental and, because the likelihood that all systems affecting the Partnership will be compliant in early 1999, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

Dated:   May 13, 1999