Form 10QSB
period 1999-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1999-08-12
CIK 354626

August 12, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended June 30, 1999 File Number 0-10057


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

For the quarterly period ended         June 30, 1999
                                      ---------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    June 30, 1999     Commission file number        0-10057
                    ---------------                               ----------


                  Boston Financial Apartments Associates, L.P.
            -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        04-2734133
-----------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification No.)



 101 Arch Street, Boston, Massachusetts                        02110-1106
-------------------------------------                        -----------------
(Address of principal executive offices)                         (Zip Code)


(Registrant's telephone number, including area code)      (617) 439-3911
------------------------------------------------------    ---------------

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------
Item 1. Financial Statements

         Balance Sheet - June 30, 1999 (Unaudited)                                               1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended June 30, 1999 and 1998                                                  2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended June 30, 1999                                               3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended June 30, 1999 and 1998                                                  4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     7

PART II - OTHER INFORMATION

Items 1-6                                                                                       10

SIGNATURE                                                                                       11



                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)




Assets

Cash and cash equivalents                                                               $         76,878
Interest receivable                                                                               13,114
Marketable securities, at fair value                                                           1,166,320
Other assets                                                                                         492
Investments in Local Limited Partnerships (Note 1)                                                     -
                                                                                        ----------------
     Total Assets                                                                       $      1,256,804
                                                                                        ================

Liabilities and Partners' Equity (Deficiency)

Liabilities:
   Accounts payable to affiliate                                                        $         25,973
   Accounts payable and accrued expenses                                                          32,225
                                                                                        ----------------
     Total Liabilities                                                                            58,198

Partners' Equity                                                                               1,198,606
                                                                                        ----------------
     Total Liabilities and Partners' Equity                                             $      1,256,804
                                                                                        ================
  The accompanying notes are integral part of these financial statements.

                     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)



                                                 Three Months Ended                    Six Months Ended
                                             June 30,         June 30,             June 30            June 30,
                                               1999             1998                1999                1998
                                          -------------     -------------       -------------     --------------

Revenue:
   Distribution Income                    $     189,235     $      74,042       $     189,235      $     198,606
   Investment and other                          19,817            21,627              32,787             33,796
                                          -------------     -------------       -------------      -------------
     Total Revenue                              209,052            95,669             222,022            232,402
                                          -------------     -------------       -------------      -------------

Expenses:
   General and administrative
     (includes reimbursement to
      to affiliate in the amounts
      of $32,233 and $34,311 in
      1999 and 1998, respectively)               31,580            32,173              63,380             63,057
   Management Fees, related party                18,924             7,404              18,924             19,860
                                          -------------     -------------       -------------      -------------
     Total Expenses                              50,504            39,577              82,304             82,917
                                          -------------     -------------       -------------      -------------

Net Income                                $     158,548     $      56,092       $     139,718      $     149,485
                                          =============     =============       =============      =============

Net Income allocated:
   To the General Partners                $       7,928     $       2,804       $       6,986      $       7,474
   To the Limited Partners                      150,620            53,288             132,732            142,011
                                          -------------     -------------       -------------      -------------
                                          $     158,548     $      56,092       $     139,718      $     149,485
                                          =============     =============       =============      =============

Net Income per Limited Partnership
   Unit (21,915 Units)                    $        6.88     $        2.43       $        6.06      $       6.48
                                          =============     =============       =============      ============
  The accompanying notes are integral part of these financial statements.

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)



                                                                                 Net
                                          General            Limited         Unrealized
                                        Partners            Partners       Gains (Losses)        Total


Balance at December 31, 1998           $   (851,344)      $   1,913,745    $       7,110     $   1,069,511
                                       ------------       -------------    -------------     -------------

Comprehensive Income (Loss):
   Net Income                                 6,986             132,732                -           139,718
   Net change in net unrealized
     gains on marketable
     securities available for sale                -                   -          (10,623)          (10,623)
                                       ------------       -------------    -------------     -------------
Comprehensive Income (Loss)                   6,986             132,732          (10,623)          129,095
                                       ------------       -------------    -------------     -------------

Balance at June 30, 1999               $ (844,358)        $   2,046,477    $      (3,513)    $   1,198,606
                                       ==========         =============    =============     =============

  The accompanying notes are integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                               1999                1998
                                                                          -------------        -------------

Net cash used for operating activities                                    $     (30,695)       $     (36,433)

Net cash provided by (used for) investing activities                            (51,725)             144,972
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                            (82,420)             108,539

Cash and cash equivalents, beginning                                            159,298              142,840
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $      76,878        $     251,379
                                                                          =============        =============



  The accompanying notes are integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                                        11
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

1.   Investments in Local Limited Partnerships

As of June 30, 1999 and December 31, 1998, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity              Cash
                                   tions and Related            in Income        Distributions
         Local Limited             Acquisition Costs         (Losses)             Received               Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------        ----------------      ------------

Bear Creek                          $      796,556        $     173,739         $     (970,295)     $          -
Buttonwood Tree                          1,482,996           (1,415,154)               (67,842)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,032,294)              (814,175)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,388,631)            (3,423,733)          773,964
                                    --------------        -------------         --------------      ------------

Less dispositions:
Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
                                    --------------        -------------         --------------      -------------
                                       (6,469,277)            4,420,480              1,274,833          (773,964)
     Balance at
     June 30, 1999                  $   12,117,051        $  (9,968,151)        $   (2,148,900)     $          -
                                    ==============        =============         ==============      ============

     Balance at
     December 31, 1998              $   12,117,051        $ (10,157,386)        $   (1,959,665)     $          -
                                    ==============        =============         ==============      ============

(1)  Included in cash distributions  received is cumulative  distribution income of $1,531,730,  which was received from six Local Limited Partnerships with carrying values of zero.


                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the six months ended June 30, 1999 is $416,812. For the six months ended June 30, 1999, the Partnership has not recognized $702,787 of equity in losses relating to eight Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also during the six months ended June 30, 1999, the Partnership recognized $96,740 of equity in losses, which were previously unrecognized.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of $76,878 compared with $159,298 at December 31, 1998. The decrease in cash and cash equivalents is primarily the result of the purchase of marketable securities. This is offset by proceeds from the sale of marketable securities and cash distributions received from Local Limited Partnerships.

At June 30, 1999, approximately $1,185,000 has been reserved and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

As of June 30, 1999, investment in Local Limited Partnerships remained at zero, unchanged from December 31, 1998.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at June 30, 1999, it did not have any contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1999 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the six months ended June 30, 1999 resulted in net income of $139,718, as compared to net income of $149,485 for the same period in 1998. The decrease is primarily due to a decrease in distribution income received from Local Limited Partnerships.

The equity in losses of Local Limited Partnerships is zero due to cumulative losses and cumulative distributions in excess of the Partnership's total investment in the Local Limited Partnerships. Please refer to the section entitled `Property Discussions' section for more information on the property operations.

                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The  Partnership  owns  limited   partnership   interests  in  9  Local  Limited
Partnerships which own and operates multi-family residential properties. The Partnership also owns investments in securities in which its Reserves are held.

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

As  previously   reported,   the  Local  General   Partner  of  Chelsea  Village
successfully negotiated a refinancing 1998. It is not expected that the refinancing will generate taxable income to the partnership.

As previously reported, the Local General Partner of Woods of Castleton successfully refinanced the mortgage in the third quarter of 1997. The Managing General Partner completed negotiations with the Local General Partner and agreed to a modification of the Partnership Agreement in conjunction with the refinancing. This modification granted the Local General Partner the potential cash and residual benefits from the property in exchange for their input of the capital required to complete the refinancing transaction. The modification also includes provisions that allow the Fund to exit from its interest in the Property at a time of its choosing. The Managing General Partner believes that these concessions will have no material affect on the Fund in the future given the current value of the property.

Impact of the Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of August 1999, the General Partner is in the final stages of its year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner,

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Impact of the Year 2000 (continued)

the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor as ranked by assets under management, announced on July 29, 1999 it has reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership. The transaction remains subject to final due diligence, legal agreements, and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transactions by the end of September.

Headquartered in New York and Atlanta, Lend Lease Real Estate Investments, Inc. has regional offices in 12 cities nationwide. Worldwide, Lend Lease Real Estate Investments operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. It is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

             BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:   August 12, 1999              BOSTON FINANCIAL APARTMENTS
                                      ASSOCIATES, L.P.



                                      By:      BFTG Residential Properties, Inc.
                                               its Managing General Partner




                                      /s/Michael H. Gladstone
                                      Michael H. Gladstone
                                      Director