Form 10QSB
period 1999-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 1999-11-12
CIK 354626

November 12, 1999




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended September 30, 1999 File Number 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,





/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller








BFAA-10Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September  30, 1999
                                      -----------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to


For Quarter Ended   September 30, 1999       Commission file number  0-10057
                     ------------------


                 Boston Financial Apartments Associates, L.P.
             (Exact name of registrant as specified in its charter)

                        Delaware                                 04-2734133
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                     Identification No.)


   101 Arch Street, Boston, Massachusetts                          02110-1106
     (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                         ----------------------


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
                             (A Limited Partnership)
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet - September 30, 1999 (Unaudited)                                          1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended September 30, 1999 and 1998                                             2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended September 30, 1999                                         3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended September 30, 1999 and 1998                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     7

PART II - OTHER INFORMATION

Items 1-6                                                                                       10

SIGNATURE                                                                                       11


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 1999
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $       58,038
Interest receivable                                                                               12,047
Marketable securities, at fair value                                                           1,159,062
Investments in Local Limited Partnerships (Note 1)                                                     -
                                                                                          --------------
     Total Assets                                                                         $    1,229,147
                                                                                          ==============


Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate                                                          $        4,345
   Accounts payable and accrued expenses                                                          31,061
                                                                                          --------------
     Total Liabilities                                                                            35,406

Partners' Equity                                                                               1,193,741
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    1,229,147
                                                                                          ==============
The accompanying notes are integral part of these financial statements.


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
            For the Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                     Three Months Ended                     Nine Months Ended
                                            September 30,        September 30,      September 30,    September 30,
                                                 1999                1998               1999              1998
                                            --------------      -------------       -------------    --------------

Revenue:
   Distribution income                      $            -      $           -       $     189,235    $      198,606
   Investment and other                             15,110             13,961              47,897            47,757
                                            --------------      -------------       -------------    --------------
     Total Revenue                                  15,110             13,961             237,132           246,363
                                            --------------      -------------       -------------    --------------

Expenses:
   General and administrative
     (includes reimbursements to affiliate in
     the amounts of $46,362 and $48,794
     in 1999 and 1998, respectively)                20,465             22,448              83,845            85,505
   Management fees, related party                        -                  -              18,924            19,860
                                            --------------      -------------       -------------    --------------
     Total Expenses                                 20,465             22,448             102,769           105,365
                                            --------------      -------------       -------------    --------------

Net Income (Loss)                           $       (5,355)     $      (8,487)      $     134,363    $      140,998
                                            ==============      =============       =============    ==============

Net Income (Loss) allocated:
   To General Partners                      $         (268)     $        (424)      $       6,718    $        7,050
   To Limited Partners                              (5,087)            (8,063)            127,645           133,948
                                            --------------      -------------       -------------    --------------
                                            $       (5,355)     $      (8,487)      $     134,363    $      140,998
                                            ==============      =============       =============    ==============

Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                      $        (0.23)     $           (0.37)  $        5.83    $         6.11
                                            ==============      =================   =============    ==============

The accompanying notes are integral part of these financial statements.

              BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)


                                                                                 Net
                                                                             Unrealized
                                          General            Limited            Gains
                                        Partners            Partners          (Losses)           Total


Balance at December 31, 1998           $   (851,344)      $   1,913,745    $       7,110     $   1,069,511
                                       ------------       -------------    -------------     -------------

Comprehensive Income (Loss):
   Net change in net unrealized gains
     on marketable securities
     available for sale                           -                   -          (10,133)          (10,133)
   Net Income                                 6,718             127,645                -           134,363
                                       ------------       -------------    -------------     -------------
Comprehensive Income (Loss)                   6,718             127,645          (10,133)          124,230
                                       ------------       -------------    -------------     -------------

Balance at September 30, 1999          $   (844,626)      $   2,041,390    $      (3,023)    $   1,193,741
                                       ============       =============    =============     =============

The accompanying notes are integral part of these financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                               1999                1998
                                                                          -------------        -------------

Net cash used for operating activities                                    $     (57,497)       $     (60,949)
                                                                          -------------        -------------

Net cash provided by (used for) investing activities                            (43,763)              71,353
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                           (101,260)              10,404

Cash and cash equivalents, beginning                                            159,298              142,840
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $      58,038        $     153,244
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

1.   Investments in Local Limited Partnerships

As of September 30, 1999 and December 31, 1998, the Partnership's  Investment in
Local Limited Partnerships, at cost, was as follows:
                                   Capital Contribu-       Net Equity             Cash
                                   tions and Related            in Income      Distributions
         Local Limited             Acquisition Costs         (Losses)             Received               Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------        ---------------- ---------------

Bear Creek                          $      796,556        $     173,739         $     (970,295)     $          -
Buttonwood Tree                          1,482,996           (1,415,154)               (67,842)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469           (1,032,294)              (814,175)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (14,388,631)            (3,423,733)          773,964
                                    --------------        -------------         --------------      ------------

Less dispositions:
Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             (6,469,277)           4,420,480              1,274,833          (773,964)
                                    --------------        -------------         --------------      ------------

     Balance at
     September 30, 1999             $   12,117,051        $  (9,968,151)        $   (2,148,900)     $          -
                                    ==============        =============         ==============      ============

     Balance at
     December 31, 1998              $   12,117,051        $ (10,157,386)        $   (1,959,665)     $          -
                                    ==============        =============         ==============      ============

(1) Included in cash distributions received is cumulative distribution income of $1,531,730 which was received from six Local Limited Partnerships with carrying values of zero.

                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the nine months ended September 30, 1999 totaled $642,012. For the nine months ended September 30, 1999, the Partnership has not recognized $970,546 of equity in losses relating to nine Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the nine months ended September 30, 1999, the Partnership recognized $139,299 of equity in losses, which was previously unrecognized.

               BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Partnership and its suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of $58,038 compared with $159,298 at December 31, 1998. The decrease in cash and cash equivalents is a result of net cash used for operations and the purchase of marketable securities. These increases are partially offset by cash distributions received from Local Limited Partnerships and proceeds from the sales and maturities of marketable securities.

At September 30, 1999, approximately $1,182,000 has been reserved and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

As of September 30, 1999, investment in Local Limited Partnerships remained at zero, unchanged from December 31, 1998.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at September 30, 1999, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 1999 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the nine months ended September 30, 1999 resulted in net income of $134,363, as compared to net income of $140,998 for the same period in 1998. The decrease is primarily due to a decrease in distribution income received from Local Limited Partnerships. The decrease is partially offset by a decrease in general and administrative expenses and management fees.

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

The Local General Partner for Westgate Park has recently received some interest in purchasing the property from three different potential buyers. Currently, Management is working with the Local General Partner in exploring a feasible sale strategy whereby the Partnership may obtain a return of capital on the sale of the property.

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Partnership and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Partnership nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under service contracts with vendors. As of November 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Partnership's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Partnership. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Partnership. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Partnership will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Other Development

Lend Lease Real Estate Investments, Inc., ("Lend Lease") the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, announced on July 29, 1999 it had reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership ("Boston Financial"). Lend Lease closed the acquisition of Boston Financial on November 3, 1999.

Headquartered in New York and Atlanta, Lend Lease Corporation has regional offices in 12 cities nationwide. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. Lend Lease is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. Worldwide, Lend Lease Corporation operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:   November 12, 1999             BOSTON FINANCIAL APARTMENTS
                                       ASSOCIATES, L.P.



                                       By:   BFTG Residential Properties, Inc.
                                             its Managing General Partner




                                       /s/Michael H. Gladstone
                                       Michael H. Gladstone
                                       Director