Form 10KSB
period 1999-12-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2000-03-28
CIK 354626

March 28, 2000


Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-KSB for Year Ended December 31, 1999
         File Number 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, filed herewith is one copy of subject report.

Very truly yours,





/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller





BFA10KSB.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1999
                           ---------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from            to

                         Commission file number 0-10057

                  Boston Financial Apartments Associates, L.P.
           (Exact name of registrant as specified in its charter)

               Delaware                                 04-2734133
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation or organization)

   101 Arch Street, Boston, Massachusetts                      02110-1106
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                        -------------------

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

                                    Yes X No

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                       K-3
                  Boston Financial Apartments Associates, L.P.
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS



PART I

     Item 1     Business                                                    K-2
     Item 2     Properties                                                  K-5
     Item 3     Legal Proceedings                                           K-5
     Item 4     Submission of Matters to a
                  Vote of Security Holders                                  K-5

PART II

     Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                       K-6
     Item 6     Management's Discussion and Analysis
                  or Plan of Operation                                      K-6
     Item 7     Financial Statements and Supplementary Data                 K-7
     Item 8     Disagreements on Accounting and Financial
                  Disclosure                                                K-7

PART III

     Item 9     Directors and Executive Officers of the
                  Registrant                                                K-8
     Item 10    Management Remuneration                                     K-9
     Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                     K-9
     Item 12    Certain Relationships and Related Transactions              K-9


PART IV

     Item 13    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                       K-10

SIGNATURES                                                                  K-12

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

On December 31, 1993, the Partnership transferred its interest in Captain's Landing Associates, Ltd. to an unrelated party for a nominal amount. Also, on January 12, 1994, Oakwood Terrace Associates, Ltd. was sold in a foreclosure auction conducted by HUD. As a result of the foreclosure, the Partnership disposed of its interest in the property. The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership received $1,274,833 which was used to pay down an acquisition note payable and make a distribution. In addition, on March 24, 1996, the Local General Partner of Mountain View, Ltd. and Woodmeade South, Ltd. placed both of the properties into Chapter 11 bankruptcy, which resulted in the Partnership relinquishing its interests in these Local Limited Partnerships. On June 3, 1997, the mortgagee for Oakdale Manor foreclosed on the property, which resulted in the Partnership relinquishing its equity interest in this Local Limited Partnership. On December 29, 1999, the Local General Partner of Westpark Plaza Investors sold the property and the Partnership is expected to liquidate its interest in early 2000. A more detailed discussion of these transactions is contained under Property Dispositions in Item 2 of this Report on Form 10-KSB.

Table A on the following page lists the Local Limited Partnerships in which the Partnership invested. Other significant information with respect to such Local Limited Partnerships can be found in Item 2 of this Report on Form 10-KSB.



                                                                       Table A

                                                                   PARTNERSHIP DATA
                                                                     (UNAUDITED)
                                                                                                         Total
                                                                                                     Original Equity       % Total
                                               Date                       Property                     and Debt --        Original
Local Limited             Property            Interest      Completion    Occupancy      Number of     Local Limited       Equity
Partnerships (A)          Location            Acquired        Date      at 12/31/99 (B)  Apt. Units   Partnerships (C)     and Debt
----------------          --------            --------        ----     ---------------   ----------    ----------------    --------

Bear Creek               Asheville, NC         08/25/83       1974         98%           140            $ 3,089,000           3.56%
Buttonwood Tree          Wichita, KS           03/29/82       1982         91%           216              8,341,000           9.62%
Captain's Landing (D)    Galveston, TX         10/14/82       1984         n/a           174              5,392,000           6.22%
Chelsea Village          Indianapolis, IN      07/02/82       1983         90%           246              9,179,000          10.59%
Mountain View (D)        Johnson City, TN      12/08/82       1983         n/a            60              2,249,000           2.60%
Oakdale Manor (D)        Beaumont, TX          05/05/83       1981         n/a           152              4,905,000           5.66%
Oakwood Terrace (D)      Chattanooga, TN       08/13/82       1983         n/a           100              3,254,000           3.75%
Overland Station (D)     Boise, ID             02/24/82       1978         n/a           160              4,480,000           5.17%
Park Hill                Lexington, KY         04/22/82       1980         94%           132              3,935,000           4.54%
Pheasant Ridge           Moline, IL            07/07/82       1978         99%           216              5,526,000           6.38%
The Woods of Castleton   Indianapolis, IN      05/28/82       1983         86%           260              9,824,000          11.34%
Westpark Plaza           Chico, CA             04/05/82       1979         100%          240              7,519,000           8.68%
Woodbridge               Bloomington, IN       07/09/82       1983         95%           140              5,321,000           6.14%
Woodmeade South (D)      Knoxville, TN         04/07/82       1983         n/a           242              8,619,000           9.95%
Youngstoun               Hagerstown, MD        02/18/83       1984         95%           120              5,027,000           5.80%
                                                                                         -----          ------------         -------
                                                                                         2,598          $ 86,660,000         100.00%
                                                                                         =====          ============         =======

(A) The Partnership's interest in profits and losses of each Local Limited Partnership arising from normal operations is approximately 99%, except for Youngstoun, for which the percentage is approximately 97%. Profits and losses arising from certain capital transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(B) Property Occupancy is shown as of each Local Limited Partnership's respective fiscal year end, which is December 31, 1999.

(C) Includes equity contributed to the Local Limited Partnership plus the outstanding principal balance of its mortgage loan at the date of purchase (or, in the case of new construction projects, at HUD Final Endorsement) and any notes made by the Partnership as part of its original purchase.

(D) The Partnership no longer holds an investment interest in Captain's Landing, Mountain View, Oakwood Terrace, Overland Station, Woodmeade South and Oakdale Manor as of December 31, 1999.

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Approximately $1,022,000 of the Gross Proceeds was originally designated as Reserves and invested in various securities to fund the ongoing operations of the Partnership. As of December 31, 1999, the General Partner has designated approximately $1,013,000 as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate.

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

The Partnership is managed by BFTG Residential Properties, Inc., the Managing General Partner of the Partnership. To economize on direct and indirect payroll costs, the Partnership, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc. ("Lend Lease") an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report on Form 10-KSB.

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

As previously reported, the Local General Partner for Westpark Plaza had been reviewing the purchase offers from three different potential buyers. We are pleased to report that effective December 29, 1999 the sale of Westpark Plaza closed. The total investor distribution amount is $146.00 per unit ($1000 cost per unit). The distribution itself is not taxable; however, the sale did create a capital gain that will be reflected on your 1999 Schedule K-1. The capital gain will create a tax due of $76.00 per unit. The distribution represents a return of your original capital contribution. However, because Westpark Plaza is located in California, the State of California requires a withholding of a portion of the distribution for all investors. Your portion of this withholding is $21.78 per unit. Therefore, the check mailed to you on February 22, 2000 reflects a cash distribution of $146 per unit less California withholding of $21.78 per unit or a net of $124.24 per unit.

Property Dispositions

As previously reported, on December 31, 1993, the Partnership transferred its interest in Captain's Landing to an unrelated purchaser for an amount equal to the Partnership's costs associated with the transfer. The transfer of the interest resulted in a capital gain which could be offset by passive losses, both current and suspended.

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

The Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, as amended (the "Partnership Agreement"), imposes certain restrictions on the transfer of Units. For example, a transfer will not be permitted if: (i) counsel for the Partnership is of the opinion that such transfer would result, when considered with all other transfers within the previous twelve months, in the Partnership's being considered to have been terminated within the meaning of Section 708 of the Internal Revenue Code of 1986, as amended, or would result in the Partnership's being treated as a corporation for Federal income tax purposes; (ii) counsel for the Partnership shall determine that such transfer would violate any applicable federal or state securities laws (including those pertaining to investor suitability standards); or (iii) transferor or the transferee would thereafter hold less than five Units, except for transfers by gift or inheritance, inter-family transfers, transfers resulting from family dissolutions and certain other transactions. The Partnership need not recognize any transfer of Units unless an instrument of assignment complying with certain requirements set forth in the Partnership Agreement is filed with the Partnership and recorded on the Partnership's books, and the transferring parties reimburse the Partnership for any expenses incurred by it in connection with the transfer. Limited Partners seeking to transfer Units may also be subject to the securities laws of the state in which the transfer is to take place, in that certain states have imposed restrictions on the transfer of Units in the Partnership. For the years ended December 31, 1999 and 1998, a total of 123 and 839 Units, respectively, were transferred on the resale market. There were 2,197 and 2,203 record holders of Units of the Partnership at December 31, 1999 and 1998, respectively.

Cash distributions, when made, are paid annually. Cash available for distribution has been and, in the future, will be derived almost exclusively from distributions of cash flow from operations of the Local Limited
Partnerships. Such cash is not expected to be significant in 2000, and the return on investment to Limited Partners will consist primarily of net losses for federal income tax purposes used to offset Limited Partner passive income from the Partnership and other sources.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of $3,359,153, compared with $159,298 at December 31, 1998. The increase in cash and cash equivalents is a result of cash distributions received from Westpark Plaza from the sale of the property and cash distributions received from other Local Limited Partnerships. These increases are offset by net cash used by operations and the purchase of marketable securities in excess of proceeds from the sale of marketable securities.

At December 31, 1999, approximately $1,013,000 has been designated as Reserves and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at December 31, 1999 and 1998, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2000 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

Fiscal year ended December 31, 1999 versus 1998

The Partnership's results of operations for the year ended December 31, 1999 resulted in net income of $3,572,935, as compared to net income of $128,162 in 1998. The significant increase is almost entirely attributable to equity in income of Local Limited Partnership of $3,509,392 as a result of the sale of Westpark Plaza. Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the two years ended December 31, 1999.

Other Development

Lend Lease Real Estate Investments, Inc., ("Lend Lease") the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, acquired The Boston Financial Group Limited Partnership on November 3, 1999.

Headquartered in New York and Atlanta, Lend Lease has regional offices in 12 cities nationwide. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. Lend Lease is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. Worldwide, Lend Lease Corporation operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. In addition to real estate investments, the Lend Lease group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report on Form 10-KSB. See Index to Financial Statements and Schedules on page F-1 hereof.


Item 8.  Disagreements on Accounting and Financial Disclosure

None.

                               PART III


Item 9.  Directors and Executive Officers of the Registrant

The managing general partner of the Partnership is BFTG Residential Properties, Inc., a Massachusetts corporation (the "Managing General Partner" or "BFTG"), and is an affiliate of Lend Lease Real Estate Investments, Inc. ("Lend Lease"), a Massachusetts limited partnership. The names, positions and ages of the executive officers and directors of BFTG are set forth below:

            Name                                 Position                                    Age

   James D. Hart                        Principal, Member, Finance                            42

   Vincent J. Costantini                Principal, Head of Multifamily Investment Group       43

   Michael H. Gladstone                 Principal, Member, Legal                              43

The other general partner of the Partnership is Milk Street Housing Associates, L.P., a Massachusetts limited partnership ("Milk Street"). Milk Street was originally formed as Franklin Housing Associates, but its name was changed on December 8, 1981 to enable it to qualify to do business in Delaware. Messrs. A. Harold Howell and Fred N. Pratt, Jr. are general partners of Milk Street.

The Partnership is a party to an agreement with Lend Lease, pursuant to which Lend Lease will provide day-to-day management services for the Partnership's investments in Local Limited Partnerships. Lend Lease receives certain compensation for these services as discussed in Item 12 of this Report.

There is no family relationship between any of the persons listed in this section.

The business experience of each of the persons listed above is described below:

James D. Hart, age 42, Principal, Member, Finance - Responsible for financial operations in Boston office. Joined Lend Lease through its 1999 acquisition of Boston Financial. Started with Boston Financial 1997, prior to joining Boston Financial, engaged in venture capital management on behalf of institutional investor, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in operational management of venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc., Served on Board of Directors of several companies, including those that went on to complete initial public offerings BA Trinity College; MBA Amos Tuck School at Dartmouth College.

Vincent J. Costantini, age 43, Principal, Head of Multifamily Investment Group - Responsible for private investment services to tax-exempt clients. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial 1995. Formerly served as Senior Vice President at General Investment and Developments Co., and President of its affiliate, Windsor Realty Advisors, Inc., responsible for implementing strategy, sourcing pension fund capital for firm and overseeing acquisition and asset management activity. Prior to joining General Investment and Development Co., responsible for negotiating trade finance and foreign exchange positions, managing international banking relationships, tax accounting and financial operations departments of Monaco-based Tampimex International Ltd., Ingram Group subsidiary. Began career at PriceWaterhouse as Senior Auditor and Consultant, Director of National Multi Housing Council, Board member, Greater Boston Real Estate Finance Association, Member, Urban Land Institute (ULI) and Pension Real Estate Association (PREA), BS St. Joseph's University.

Michael H. Gladstone, age 43, Principal, Member, Legal - Responsible for legal work in the areas of affordable and conventional housing and investment products and services. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial 1985 served as firm's General Counsel. Prior to joining Boston Financial, associated with law firm of Herrick & Smith, served on advisory board of Housing and Development Reporter. Lectured at Harvard University on affordable housing matters, Member, The National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar, BA Emory University; JD & MBA Cornell University.

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

BFTG Property Ventures, Inc., an affiliate of the General Partners, owns five (unregistered) Units.

Except as described in the preceding paragraph, neither BFTG, Milk Street, Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

There exists no arrangement known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12. Certain Relationships and Related Transactions

Information required under this Item is contained in Note 6 to the Financial Statements included in this Report on Form 10-KSB. The affiliates of the Managing General Partner which have received or may receive fee payments and expense reimbursements from the Partnership are described below:

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Under an agreement between the Partnership and Lend Lease, Lend Lease provides day-to-day management services in connection with the Partnership's investments in Local Limited Partnerships and receives certain reimbursements for such services. Currently, Lend Lease receives an annual fee (the "Management Fee") equal to 10% of the Partnership's share of cash flow from Local Limited Partnerships. However, the Management Fee is subject to certain limitations and to reduction under certain circumstances and is non-cumulative and payable only out of available Partnership funds. Since inception, Management Fees amounting to $200,430 have been paid to Lend Lease.

Information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and expenses reimbursed or reimbursable to Lend Lease and its affiliates during each of the two years ended December 31, 1999 is presented below and in Note 6 to the Financial Statements included in Item 7 of this Report on Form 10-KSB.

                                                   1999             1998
                                                  ----------       ---------

Salaries and benefits expense reimbursement        $ 62,410        $ 64,244
Management Fees                                      18,924         19,860

                              PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 13, the financial statements, financial statement schedule and auditor's report relating thereto are submitted as a separate section of this Report on Form 10-KSB. See Index to Financial Statements and Schedules on page F-1 hereof.

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

(a)(3) and (c) Exhibits

                                                                                 Page Number or
Number and Description in Accordance with                                        Incorporation
Item 601 of Regulation S-K                                                       by Reference to

4. Instruments defining the rights of security holders, including indentures

     4.1        Second Amended and Restated Agreement                           Exhibit C to Report
                and Certificate of Limited Partner-                             on Form 10-KSB for 1981
                ship dated as of February 1, 1982

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

     (b)   Audited financial statements of Investee Local Limited
           Partnerships

           None

     (c)   Reports on Form 8-K

No Reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner



     By: /s/Michael H. Gladstone                   Date:  March 28, 2000
         -------------------------------
         Michael H. Gladstone
         Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





     By: /s/Fred N. Pratt, Jr.                     Date:  March 28, 2000
         ------------------------------------
         Fred N. Pratt, Jr.
         Chief Executive Officer of Boston
         Financial Group Limited Partnership



     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/Michael H. Gladstone                    Date:  March 28, 2000
         -------------------------------
         Michael H. Gladstone
         Director

Item 14 (a).  Financial Statements and Supplementary Data



                                                     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                                               (A Limited Partnership)

                                                             ANNUAL REPORT ON FORM 10-KSB
                                                         FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                        INDEX

                                                                                       Sequential
                                                                       Page No.         Page No.

Report of Independent Accountants                                         F-2

Financial Statements:

    Balance Sheet - December 31, 1999                                     F-3

    Statements of Operations - For the Years Ended
      December 31, 1999 and 1998                                          F-4

    Statements of Partners' Equity - For the Years Ended
      December 31, 1999 and 1998                                          F-5

    Statements of Cash Flows - For the Years
      Ended December 31, 1999 and 1998                                    F-6

    Notes to the Financial Statements                                     F-7



All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Boston Financial Apartments Associates, L.P.
(A Limited Partnership)


In our opinion, based upon our audits and the reports of other auditors, the accompanying balance sheet and the related statements of operations, partners' equity, and cash flows present fairly, in all material respects, the financial position of Boston Financial Apartments Associates, L.P. (a limited partnership) (the "Partnership") as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investments in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. As of December 31, 1999 and for the years December 31, 1999 and 1998, 100 percent of the Partnership's Investment in Local Limited Partnerships, and equity in income (losses) reflected in the financial statements of the Partnership, relates to investments in Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships in 1999 and 1998, is based solely upon the reports of other auditors. We conducted our audits of the financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.





/s/PricewaterhouseCoopers LLP
March 17, 2000
Boston, Massachusetts



                                                     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                                               (A Limited Partnership)

                                                                    BALANCE SHEET
                                                                  December 31, 1999



Assets

Cash and cash equivalents                                                                    $ 3,359,153
Interest receivable                                                                               12,664
Marketable securities, at fair value (Note 3)                                                  1,055,252
Investment in Local Limited Partnerships (Note 4)                                                246,883
                                                                                             -----------
     Total Assets                                                                            $ 4,673,952
                                                                                             ===========


Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate (Note 6)                                                    $     7,156
   Accounts payable and accrued expenses                                                          37,180
                                                                                             -----------
     Total Liabilities                                                                            44,336

Partners' Equity                                                                               4,629,616
                                                                                             -----------
     Total Liabilities and Partners' Equity                                                  $ 4,673,952
                                                                                             ===========

The accompanying notes are an integral part of these financial statements.


                                                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                                               (A Limited Partnership)
                                                               STATEMENTS OF OPERATIONS
                                                    For the Years Ended December 31, 1999 and 1998


                                                                                1999              1998
                                                                             -----------       -----------
Revenue:
   Distribution income (Note 2)                                              $   126,726       $   198,606
   Investment                                                                     63,439            53,747
   Other                                                                           1,955             7,825
                                                                             -----------       -----------
     Total Revenue                                                               192,120           260,178
                                                                             -----------       -----------

Expenses:
   General and administrative expenses (includes
   reimbursements to affiliates in the amounts of
   $62,410 and $64,244, respectively) (Note 6)                                   109,653           112,156
   Management Fees, related party (Note 6)                                        18,924            19,860
                                                                             -----------       -----------
     Total Expenses                                                              128,577           132,016
                                                                             -----------       -----------

Income before equity in income of Local
   Limited Partnerships and loss on disposition                                   63,543           128,162

Equity in income of Local Limited
   Partnerships (Note 4)                                                       3,509,392                 -
                                                                             -----------       -----------

Net Income                                                                   $ 3,572,935       $   128,162
                                                                             ===========       ===========

Net Income allocated:
   To General Partners                                                       $    38,271       $     6,408
   To Limited Partners                                                         3,534,664           121,754
                                                                             -----------       -----------
                                                                             $ 3,572,935       $   128,162
                                                                             ===========       ===========
Basic income before equity in income of Local  Limited
   Partnership  and loss on disposition of Interest
   allocated to the Limited Partners per
   Limited Partnership Unit (21,915 Units)                                   $      2.75      $       5.56
                                                                             ===========      ============

Equity income and loss on disposition of interest
   allocated to the Limited Partners per Limited
   Partnership Unit (21,915 Units)                                           $    158.54       $         -
                                                                             ===========       ===========

Basic Net Income per Limited Partnership
   Unit (21,915 Units)                                                       $    161.29       $      5.56
                                                                             ===========       ===========

The accompanying notes are an integral part of these financial statements.


                                                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                                               (A Limited Partnership)

                                                            STATEMENTS OF PARTNERS' EQUITY
                                                    For the Years Ended December 31, 1999 and 1998


                                                                                  Net
                                                                                Unrealized
                                               General         Limited           Gains
                                              Partners        Partners          (Losses)           Total

Balance at December 31, 1997              $    (857,752)    $   1,791,991   $            325   $     934,564
                                          -------------     -------------   ----------------   -------------

Comprehensive Income:
     Net change in net unrealized
     gains on marketable securities
     available for sale                               -                 -              6,785           6,785
   Net Income                                     6,408           121,754                  -         128,162
                                          -------------     -------------   ----------------   -------------
Comprehensive Income                              6,408           121,754              6,785         134,947
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 1998              $    (851,344)    $   1,913,745   $          7,110   $   1,069,511

Comprehensive Income (Loss):
   Net change in net unrealized
       gains on marketable securities
       available for sale                             -                 -            (12,830)        (12,830)
   Net Income                                    38,271         3,534,664                  -       3,572,935
                                          -------------     -------------   ----------------   -------------
Comprehensive Income (Loss)                      38,271         3,534,664            (12,830)      3,560,105
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 1999              $    (813,073)    $   5,448,409   $         (5,720)  $   4,629,616
                                          =============     =============   ================   =============

The accompanying notes are an integral part of these financial statements.



                                                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                                               (A Limited Partnership)

                                                               STATEMENTS OF CASH FLOWS
                                                    For the Years Ended December 31, 1999 and 1998




                                                                                 1999            1998
                                                                             -------------   -------------
Cash flows from operating activities:
   Net income                                                                $   3,572,935   $     128,162
   Adjustments to reconcile net income
   to net cash used for operating activities:
     Equity in income of Local Limited Partnerships                             (3,509,392)              -
     Distribution income included in cash distributions
       received from Local Limited Partnerships                                   (126,726)       (198,606)
     Gains on sales of marketable securities                                          (846)           (821)
     Increase  (decrease)  in cash arising from changes in
     operating  assets and
     liabilities:
       Interest receivable                                                          (1,306)          1,834
       Other assets                                                                  1,475              51
       Accounts payable to affiliates                                                1,943             103
       Accounts payable and accrued expenses                                         4,255          (1,950)
                                                                             -------------   -------------
Net cash used for operating activities                                             (57,662)        (71,227)
                                                                             -------------   -------------

Cash flows from investing activities:
   Purchases of marketable securities                                           (1,096,704)     (1,124,016)
   Proceeds from sales and maturities of
     marketable securities                                                         964,986       1,013,095
   Cash distributions received from Local
     Limited Partnerships                                                        3,389,235         198,606
                                                                             -------------   -------------
Net cash provided by investing activities                                        3,257,517          87,685
                                                                             -------------   -------------

Net increase in cash and cash equivalents                                        3,199,855          16,458

Cash and cash equivalents, beginning                                               159,298         142,840
                                                                             -------------   -------------

Cash and cash equivalents, ending                                            $   3,359,153   $     159,298
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

BFTG Residential Properties, Inc. (the "Managing General Partner") is an affiliate of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). Milk Street Housing Associates, L.P. (originally organized under the name Franklin Housing Associates), the other general partner, is a limited partnership of which the partners are employees or former employees of Lend Lease. The initial limited partner is BFTG Property Ventures, Inc., an affiliate of Lend Lease.

During 1981 and 1982, the Partnership sold limited partnership units producing gross offering proceeds of $21,910,000. Such amounts exclude five unregistered units previously acquired for $1,000 each by the initial limited partner.

Profits and losses are generally allocated 95% to the Limited Partners and 5% to the General Partners. In the case of certain events defined in the Partnership Agreement, the allocation of the related profits and losses would be different from that described above. Profits and losses arising from a sale or refinancing are generally allocated 99% to the Limited Partners and 1% to the General Partners.

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

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. At December 31, 1999, the General Partner has designated approximately $1,013,000 as Reserves. Such Reserves may be increased or decreased as deemed appropriate from time to time by the Managing General Partner. Substantially all of these Reserves are invested for the purpose of providing revenue to the Partnership for ongoing operations and contingencies.

2.  Significant Accounting Policies

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is presented as "Distribution Income" in the accompanying financial statements.

               BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                      (A Limited Partnership)

              NOTES TO FINANCIAL STATEMENTS (continued)



2.   Significant Accounting Policies (continued)

To the extent that the Partnership's investment in a Local Limited Partnership exceeded the Partnership's share of fair value of net assets at the time of such investment, such amounts were being amortized over the life of the principal assets of the Local Limited Partnership (39 years). Such amortization was included in the equity in losses of the Local Limited Partnerships but was suspended when the related asset carrying values were reduced to zero.

Cash and cash equivalents consist of short-term money market instruments with original maturities of ninety days or less.

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

The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Partnership.

3.   Marketable Securities

A summary of marketable securities at December 31, 1999 is as follows:

                                                                   Gross          Gross
                                                               Unrealized      Unrealized        Fair
                                                  Cost             Gains         Losses         Value
Debt securities issued by the US
   Treasury and other US government
   agencies                                    $   999,067      $     156        $ (6,308)   $   992,915

Mortgage backed securities                          61,905            432               -         62,337
                                               -----------      ---------        --------    -----------

Balance at December 31, 1999                   $ 1,060,972      $     588        $ (6,308)   $ 1,055,252
                                               ===========      =========        ========    ===========



                          BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                (A Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS (continued)


3.   Marketable Securities (continued)

The contractual maturities at December 31, 1999 are as follows:

                                                                                                Fair
                                                                                  Cost          Value

     Due in less than one year                                                $   699,663    $   696,665
     Due in one year to five years                                                299,404        296,250
     Mortgage backed securities                                                    61,905         62,337
                                                                              -----------    -----------
                                                                              $ 1,060,972    $ 1,055,252
                                                                              ===========    ===========

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $273,000 and $426,000 during the years ended December 31, 1999 and 1998, respectively.
Proceeds  from  the  maturities  of  marketable  securities  were  approximately
$692,000 and $587,000 during the years ended December 31, 1999 and 1998, respectively. Included in investment income are gross gains of $846 that were realized on the sales in 1999 and gross gains of $2,293 and gross losses of $1,472 that were realized on the sales in 1998.

4.   Investment in Local Limited Partnerships

As  of  December  31,  1999  the  Partnership's   Investment  in  Local  Limited
Partnerships are as follows:

                                   Capital Contribu-       Net Equity             Cash
                                   tions and Related       in Income            Distributions
         Local Limited             Acquisition Costs       (Losses)              Received               Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------        -----------------     ----------
Bear Creek                          $      796,556        $     173,739         $     (970,295)     $          -
Buttonwood Tree                          1,482,996           (1,415,154)               (67,842)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469            2,414,589             (4,014,175)          246,883
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (10,941,748)            (6,623,733)        1,020,847

Less dispositions:
Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
                                    --------------        -------------         --------------      ------------
     Subtotal                           (6,469,277)           4,420,480              1,274,833          (773,964)

     Balance at
     December 31, 1999              $   12,117,051        $  (6,521,268)        $   (5,348,900)     $    246,883
                                    ==============        =============         ===============     ============

                              BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                         (A Limited Partnership)

                               NOTES TO FINANCIAL STATEMENTS (continued)



4.   Investment in Local Limited Partnerships (continued)

(1) Included in cash distributions received is cumulative distribution income of $1,469,221 which was received from six Local Limited Partnerships with carrying values of zero.

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested at December 31, 1999 and 1998 is as follows:

Summarized Balance Sheets - as of December 31

                                                                                     1999                1998
                                                                                 -------------      --------------
Assets:
   Investment property, net                                                      $  21,359,484      $   22,650,326
   Current assets                                                                    2,252,136           2,475,074
   Other assets                                                                      1,604,270           1,921,778
                                                                                 -------------      --------------
     Total Assets                                                                $  25,215,890      $   27,047,178
                                                                                 =============      ==============

Liabilities and Partners' Deficiency:
   Long-term debt                                                                $  37,009,697      $   40,603,410
   Current liabilities                                                               2,081,551           2,434,004
   Other liabilities                                                                 3,508,783           4,835,197
                                                                                 -------------      --------------
     Total Liabilities                                                              42,600,031          47,872,611

   Partners' Deficiency                                                            (17,384,141)        (20,825,433)
                                                                                 -------------      --------------
     Total Liabilities and Partners' Deficiency                                  $  25,215,890      $   27,047,178
                                                                                 =============      ==============


Summarized Income Statements
For the Twelve Months Ended December 31
                                                                                     1999                1998
                                                                                 -------------      --------------

Rental and other income                                                          $  10,903,185      $   10,726,359
                                                                                 -------------      --------------

Expenses:
   Operating expenses                                                                6,572,215           5,980,596
   Interest expense                                                                  3,457,167           3,492,736
   Depreciation and amortization                                                     1,603,735           1,448,407
                                                                                 -------------      --------------
     Total Expenses                                                                 11,633,117          10,921,739
                                                                                 -------------      --------------

Net Loss before gain on sale                                                          (729,932)           (195,380)

Gain on sale of real estate                                                          7,627,449                   -
                                                                                 -------------      --------------
Net income (loss)                                                                $   6,897,517      $     (195,380)
                                                                                 =============      ==============

Partnership's share of net income (loss)                                         $   7,067,541      $     (191,604)
                                                                                 =============      ==============

Other partners' share of net income (loss)                                       $    (170,024)     $       (3,776)
                                                                                 =============      ==============


                        BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                (A Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS (continued)



4.   Investment in Local Limited Partnerships (continued)

The Partnership has not recognized equity losses of $906,638 and $390,210 in the years ended December 31, 1999 and 1998, respectively. These unrecognized losses relate to Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded their total investment. In addition, during the year ended December 31, 1999, the Partnership recognized $2,005,036 of previously unrecognized losses due to the sale of Westpark Plaza.

5. Federal Income Taxes

The following schedule reconciles the reported financial statement income to the income reported on Form 1065, US. Partnership Return of Income:

                                                                              1999              1998

Income (loss) per financial statements                                   $  3,572,935       $    128,162
Distribution income recognized for
   book purposes                                                             (126,726)          (198,606)
Equity in losses not recognized
   currently for book purposes                                                776,253           (191,604)
Net gain on disposition of Westpark for tax
   purposes in excess of gain for book purposes                                                        -
Additional depreciation and
   amortization for tax purposes                                                    -            597,166
Other differences, net                                                         90,443                  -
                                                                         ------------       ------------
Income per tax return                                                    $  7,943,080       $    335,118
                                                                         ============       ============

The carrying value of the Partnership's Investment in Local Limited Partnerships for financial reporting purposes was approximately $31,213,000 greater than the carrying value of such assets for tax purposes in 1999. The difference was partially a result of the fact that, for financial reporting purposes, the Partnership does not recognize equity losses from a Local Limited Partnership once a Local Limited Partnership's carrying value has been reduced to zero. Such unrecognized losses totaled approximately $15,162,000 at December 31, 1999. The remaining differences were mainly due to accelerated depreciation taken for tax purposes. The carrying value of all other assets and liabilities was the same for financial reporting and tax purposes.

6.   Transactions with Affiliates

Included in general and administrative expenses are amounts that the Partnership has paid or are payable to an affiliate of the Managing General Partner for reimbursement of salaries and benefits.

In accordance with the Partnership Agreement, Lend Lease currently receives a Management Fee equal to 10% of the Partnership's share of Cash Flow from Local Limited Partnerships. However, the fee is subject to certain limitations and adjustments under certain circumstances. The fee is non-cumulative and is payable only from available Partnership funds. Management Fees totaling $18,924 and $19,860 were incurred during 1999 and 1998, respectively, which relate to cash distributions received in those years.

                        BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                              (A Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS (continued)



7. Disposition of Investments in Local Limited Partnership

The Local General Partner of Westpark Plaza Investors sold the property on December 29, 1999. The local limited partnership received proceeds in the amount of $8,250,000 and used a portion of the sales proceeds to pay off the mortgage, in the amount of $4,848,793. After the mortgage payoff, approximately $3,200,000 of the remaining proceeds was distributed to the Partnership during 1999. The Partnership expects to liquidate its interest in Westpark in early 2000 and expects to receive approximately $247,000 in final distributions.

8.   Subsequent Event

On February 22, 2000, the Partnership distributed the majority of the Westpark sales proceeds to the Limited Partners. In total, $3,200,000 was distributed. Any remaining proceeds from Westpark will be retained by the Partnership and added to Reserves.

Rhea & Ivy, P.L.C.
Memphis, TN 38119-3971

                          Independent Auditors' Report


To the Partners of
Bear Creek Apartments Associates:

We have audited the accompanying balance sheet of Bear Creek Apartments Associates (a Limited Partnership), FHA Project No. 053-11082-PM as of December 31, 1999, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Creek Apartments Associates (a Limited Partnership), FHA Project No. 053-11082-PM at December 31, 1999, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 2000 on our consideration of the project's internal control, and reports dated January 21, 2000 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 11 and 12 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

January 21, 2000


/s/Rhea & Ivy, P.L.C.

Rhea & Ivy, P.L.C.
Memphis, TN 38119

                          Independent Auditors' Report


To the Partners of
Bear Creek Apartments Associates:

We have audited the accompanying balance sheet of Bear Creek Apartments Associates (a Limited Partnership), FHA Project No. 053-11082-PM as of December 31, 1998, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bear Creek Apartments Associates (a Limited Partnership), FHA Project No. 053-11082-PM at December 31, 1998, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 1999, on our consideration of the project's internal control and reports dated January 25,
1999, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 25, 1999


/s/Rhea & Ivy, P.L.C.

Grant Thornton
Wichita, KS 67226

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The General Partner
Buttonwood Tree Apartments, Ltd.

We have audited the accompanying balance sheet of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1999, and the related statements of profit and loss, (For, HUD - 92410) changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issue a report dated January 11, 2000 on our consideration of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information (shown on pages 12 to 15) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Buttonwood Tree Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Grant Thorton LLP
Wichita, Kansas
January 11, 2000

Grant Thornton
Wichita, KS 67202

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The General Partner
Buttonwood Tree Apartments, Ltd.

We have audited the accompanying balance sheet of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1998, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issue a report dated January 14, 1999 on our consideration of Buttonwood Tree Apartments, Ltd., HUD Project No. 102-35166-L8-PM's internal controls and reports dated January 14, 1999 on its compliance with specific requirements applicable to its major HUD - assisted program.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information (shown on pages 12 to 15) is presented for the purposes of additional analysis and are not a required part of the basic financial statements of Buttonwood Tree Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Grant Thorton LLP
Wichita, Kansas
January 14, 1999

Ernst & Young LLP
Indianapolis, Indiana 46204

                         Report of Independent Auditors



To the Partners
Chelsea Village

We have audited the accompanying balance sheet of Chelsea Village, a limited partnership, as of December 31, 1999, and the related statements of profit and loss, partners' capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Village at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


/s/Ernst & Young LLP
Indianapolis, Indiana
January 22, 2000

Ernst & Young
Indianapolis, Indiana 46204


                         Report of Independent Auditors



To the Partners
Chelsea Village, L.P.

We have audited the accompanying balance sheet of Chelsea Village, a limited Partnership, as of December 31, 1998, and the related statements of profit and loss, partners' capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Village at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/Ernst & Young LLP
January 22, 1999

                                       MDC
                        Mc Curry, Downe & Cline, CPA, PC
                             Johnson City, TN 37601

                                January 20, 2000

               Independent Auditors' Report - Unqualified Opinion



Park Hill Associates
Lexington, Kentucky

We have audited the accompanying balance sheet of Park Hill Associates, HUD Project No. 083-35147-PM (a limited partnership), as of December 31, 1999, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hill Associates at December 31, 1999, and the results of its operations, changes in partner's capital and cash flow for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 20, 2000 on our consideration of Park Hill Associates' internal control, and reports dated January 20, 2000, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

                                            McCurry, Downer and Cline, CPA, PC
                                            Johnson City, Tennessee
                                            EIN 62-1337124

Engagement Partner/Officer
/s/Kenneth W. McCurry
401 Elm Street
Johnson City, TN  37601
(423) 926-4784

                                      M & A
                         Mc Curry & Associates, CPA, PC
                             Johnson City, TN 37601

                                January 19, 1999

               Independent Auditors' Report - Unqualified Opinion



Park Hill Associates
Lexington, Kentucky

We have audited the accompanying balance sheet of Park Hill Associates, HUD Project No. 083-35147-PM (a limited partnership), as of December 31, 1998, and the related statements of income, changes in partners' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hill Associates at December 31, 1998, and the results of its operations, changes in partner's equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 19, 1999, on our consideration of Park Hill Associates' internal control, and reports dated January 19, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

                                            McCurry, Downer & Cline, CPA, PC
                                            Johnson City, Tennessee
                                            EIN 62-1337124

Engagement Partner/Officer
/s/Kenneth W. McCurry
401 Elm Street
Johnson City, TN  37601
(423) 926-4784

                             Haran & Associates Ltd
                             Wilmette, Illnois 60091

                          INDEPENDENT AUDITORS' REPORT



To the Partners                                       HUD Field Office Director
PHEASANT RIDGE LIMITED PARTNERSHIP                    Chicago, Illinois
Moline, Illinois

We have audited the accompanying balance sheet of PHEASANT RIDGE LIMITED PARTNERSHIP, Project No. 071-35240, as of December 31, 1999, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of PHEASANT RIDGE LIMITED PARTNERSHIP, as of December 31, 1999, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 7, 2000 on our consideration of PHEASANT RIDGE LIMITED PARTNERSHIP'S internal control structure and reports dated January 7, 2000 on its compliance with specific requirements applicable to Major HUD Programs, specific requirements applicable to Affirmative Fair Housing and specific requirements applicable to Nonmajor HUD Programs.

The accompanying supplementary information (shown on pages 13 to 18) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Haran & Associates, Ltd
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner: W. Garrett Heinl  (847) 853-2576

January 7, 2000

                             Haran & Associates Ltd
                             Wilmette, Illnois 60091

                          INDEPENDENT AUDITORS' REPORT



To the Partners of                                   HUD Field Office Director
PHEASANT RIDGE LIMITED PARTNERSHIP                   Chicago, Illinois
Moline, Illinois

We have audited the accompanying balance sheet of PHEASANT RIDGE LIMITED PARTNERSHIP, Project No. 071-35240, as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of PHEASANT RIDGE LIMITED PARTNERSHIP, as of December 31, 1998, and its profit or loss, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 8, 1999 on our consideration of PHEASANT RIDGE LIMITED PARTNERSHIP'S internal control structure and reports dated January 8, 1999 on its compliance with specific requirements applicable to Major HUD Programs, specific requirements applicable to Affirmative Fair Housing and specific requirements applicable to Nonmajor HUD Programs.

The accompanying supplementary information (shown on pages 13 to 18) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Haran & Associates, Ltd
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner: W. Garrett Heinl  (847) 853-2576

January 8, 1999

                           Reznick Fedder & Silverman

                           INDEPENDENT AUDITORS REPORT


To the Partners
Westpark Plaza Investors

We have audited the accompanying balance sheet of the Westpark Plaza Investors as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westpark Plaza Investors as of December 31, 1999, and the results of its operations, the changes in partner's equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/Reznick Fedder & Silverman
Bethesda, Maryland
February 11, 2000

                           Reznick Fedder & Silverman

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Westpark Plaza Investors

We have audited the accompanying balance sheet of the Westpark Plaza Investors as of December 31, 1998 and the related statements of operations and partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westpark Plaza Investors as of December 31, 1998, and the results of its operations, the changes in partner's equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs" we have also issued reports dated January 15, 1999 on our consideration of Westpark Plaza Investors' internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.


/s/Reznick Fedder & Silverman
Bethesda, Maryland
January 15, 19999

Taxpayer Identification Number: 52-1088612
Lead Auditor: Renee G. Scruggs

Ernst & Young LLP
Indianapolis, Indiana 46204


                         Report of Independent Auditors

To the Partners
Woodbridge Apts. of Bloomington II, L.P.

We have audited the accompanying balance sheet of Woodbridge Apartments of Bloomington II L.P., a limited partnership--Project No. 073-35520-PM, as of December 31, 1999, and the related statements of profit and loss, partners'
capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apartments of Bloomington II, L.P. at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, for the year ended December 31, 1999, we have issue a report dated January 22, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts.

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

Indianapolis, Indiana
January 22, 2000
/s/Ernst & Young LLP

Ernst & Young LLP
Indianapolis, Indiana 46204



                         Report of Independent Auditors

To the Partners of
Woodbridge Apts. of Bloomington II, L.P.

We have audited the accompanying balance sheet of Woodbridge Apartments of Bloomington, II L.P., a limited partnership--Project No. 073-35520-PM, as of December 31, 1998, and the related statements of profit and loss, partners'
capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodbridge Apartments of Bloomington II, L.P. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report entitled "Independent Auditors' Report on Compliance and on Internal Control over Financial Reporting, Based on an Audit of the Financial Statements in accordance with Government Auditing Standards" dated January 22, 1999 on our consideration of the Partnership's internal control over financial reporting and our tests on its compliance with certain provisions of laws, regulations and contracts.

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

January 22, 1999

/s/Ernst & Young LLP

Ernst & Young LLP
Indianapolis, Indiana 46204

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
The Woods of Castleton

We have audited the accompanying balance sheet of The Woods of Castleton, a limited partnership, as of December 31, 1999, and the related statements of profits and loss, partners' capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woods of Castleton at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


/s/Ernst & Young LLP
Indianapolis, Indiana
January 22, 2000

Ernst & Young LLP
Indianapolis, Indiana 46204

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
The Woods of Castleton

We have audited the accompanying balance sheet of The Woods of Castleton, a limited partnership, as of December 31, 1998, and the related statements of profits and loss, partners' capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Woods of Castleton at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


/s/Ernst & Young LLP
January 22, 1999

Rhea & Ivy, P.L.C.
Memphis, TN 38119

                          Independent Auditors' Report


To the Partners of
Youngstoun Apartments, Phase II:

We have audited the accompanying balance sheet of Youngstoun Apartments, Phase II (a Limited Partnership), FHA Project No. 052-35323-PM-L8, as of December 31, 1999, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Youngstoun Apartments, Phase II (a Limited Partnership), FHA Project No. 052-35323-PM-L8, at December 31, 1999, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2000 on our consideration of the project's internal control and reports dated January 24, 2000 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Rhea & Ivy, P.L.C.
January 24, 2000

Rhea & Ivy, P.L.C.
Memphis, TN 38119



                          Independent Auditors' Report


The Partners
Youngstoun Apartments, Phase II:

We have audited the accompanying balance sheet of Youngstoun Apartments, Phase II (a Limited Partnership), FHA Project No. 052-35323-PM-L8, as of December 31, 1998, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Youngstoun Apartments, Phase II (a Limited Partnership), FHA Project No. 052-35253-PM-L8 at December 31, 1998, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 1999 on our consideration of the project's internal control and reports dated January 25, 1999 on its compliance with specific requirements applicable to Fair Housing and Non- Discrimination, and specific requirements applicable to nonmajor HUD program transactions.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/Rhea & Ivy, P.L.C.
January 25, 1999