Form 10QSB
period 2000-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2000-05-12
CIK 354626

May 12, 2000





Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312



Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended March 31, 2000

         File No. 0-10057


Dear Sir/Madam:


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.



Very truly yours,






/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller








BFAAQ1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For     the    quarterly     period     ended     March      31,  2000

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
                             (A Limited Partnership)
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1. Financial Statements

         Balance Sheet - March 31, 2000 (Unaudited)                          1

         Statements of Operations (Unaudited) - For the Three
            Months Ended March 31, 2000 and 1999                             2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended March 31, 2000                        3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended March 31, 2000 and 1999                             4

         Notes to the Financial Statements (Unaudited)                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

PART II - OTHER INFORMATION

Items 1-6                                                                    9

SIGNATURE                                                                    10

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                  BALANCE SHEET

                                 March 31, 2000

                                   (Unaudited)


Assets

Cash and cash equivalents                                       $      161,186
Restricted cash                                                        477,366
Interest receivable                                                     19,107
Marketable securities, at fair value                                 1,290,591
Investments in Local Limited Partnerships (Note 1)                           -
                                                                --------------
     Total Assets                                               $    1,948,250
                                                                ==============


Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate                                $       19,976
   Accounts payable and accrued expenses                                41,955
   Other Liabilities                                                   477,366
                                                                --------------
     Total Liabilities                                                 539,297

Partners' Equity                                                     1,408,953
                                                                --------------
     Total Liabilities and Partners' Equity                     $    1,948,250
                                                                ==============


The accompanying notes are an integral part of these financial statements

                   BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)




                                                       2000             1999
                                                 ----------       ----------

Revenue:
   Investment and other                         $    43,888      $    12,970
                                                -----------      -----------
     Total Revenue                                   43,888           12,970
                                                -----------      -----------

Expenses:
   General and administrative
     (includes reimbursement to affiliate in the
     amounts of $19,976 and $17,367, respectively)   28,737           31,800
                                                -----------      -----------
     Total Expenses                                  28,737           31,800
                                                -----------      -----------


Income (loss) before equity in loss of Local
   Limited Partnerships                              15,151          (18,830)

Equity in loss of Local Limited Partnerships        (36,883)               -
                                                -----------      -----------

Net Loss                                        $   (21,732)     $   (18,830)
                                                ===========      ===========

Net Loss allocated:
   To the General Partners                      $       389      $      (942)
   To the Limited Partners                          (22,121)         (17,888)
                                                -----------      -----------
                                                $   (21,732)     $   (18,830)
                                                ===========      ===========

Net Loss per Limited Partnership
   Unit (21,915 Units)                          $     (1.01)     $     (0.82)
                                                ===========        =========

The accompanying notes are an integral part of these financial statements

                      BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)
              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                    For the Three Months Ended March 31, 2000
                                   (Unaudited)



                                                                                  Net
                                          General             Limited         Unrealized
                                         Partners            Partners           Losses                 Total


Balance at December 31, 1999           $   (813,073)        $ 5,448,409      $    (5,720)         $  4,629,616
                                       ------------         -----------      -----------          ------------

Distribution to Limited

   Partners                                       -          (3,200,000)               -            (3,200,000)
                                       ------------         -----------      -----------          ------------

Comprehensive (Income) Loss:
   Change in net unrealized
     losses on marketable
     securities available for sale                -                   -            1,069                 1,069

   Net Income (Loss)                            389             (22,121)               -               (21,732)
                                       ------------         -----------      -----------          ------------

Comprehensive Income (Loss)                     389             (22,121)           1,069               (20,663)
                                       ------------         -----------      -----------          ------------



Balance at March 31, 2000              $   (812,684)        $ 2,226,288      $    (4,651)         $  1,408,953

                                       ============         ===========      ===========          ============


The accompanying notes are an integral part of these financial statements

                    BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)



                                                   2000               1999
                                              -------------           --------


Net cash provided by (used for)
  operating activities                       $      26,007        $      (5,785)


Net cash used for investing activities             (23,974)             (94,222)

Net cash used for financing activities          (3,200,000)                   -
                                              ------------        -------------

Net decrease in cash and cash equivalents       (3,197,967)            (100,007)

Cash and cash equivalents, beginning             3,359,153              159,298
                                             -------------        -------------

Cash and cash equivalents, ending            $     161,186        $      59,291
                                             =============        =============




The accompanying notes are an integral part of these financial statements

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                       NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-KSB for the year ended December 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


1.   Investments in Local Limited Partnerships


As of March 31, 2000 and December 31, 1999, the Partnership's Investment in Local Limited Partnerships was as follows:

                                   Capital Contribu-       Net Equity                Cash
                                   tions and Related            in Income               Distributions
         Local Limited             Acquisition Costs        (Losses)               Received              Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------        ----------------      ----------


Bear Creek                         $         796,556      $     173,739       $        (970,295)    $         -
Buttonwood Tree                            1,482,996         (1,415,154)                (67,842)              -
Captain's Landing                          1,057,682         (1,057,682)                      -               -
Chelsea Village                            2,076,589         (2,076,589)                      -               -
Mountain View                                422,593           (422,593)                      -               -
Oakdale Manor                              1,522,621         (1,522,621)                      -               -
Oakwood Terrace                              614,643           (614,643)                      -               -
Overland Station                           1,232,286            816,511              (1,274,833)        773,964
Park Hill                                    825,501           (687,453)               (138,048)              -
Pheasant Ridge                             1,050,237           (924,712)               (125,525)              -
The Woods of Castleton                     2,025,681         (2,025,681)                      -               -
Westpark Plaza                             1,846,469          2,377,706              (4,224,175)              -
Woodbridge                                 1,077,161         (1,044,146)                (33,015)              -
Woodmeade South                            1,619,452         (1,619,452)                      -               -
Youngstoun                                   935,861           (935,861)                      -               -
                                   -----------------      -------------       -----------------     -----------
   Subtotal                               18,586,328     (   10,978,631)             (6,833,733)        773,964


Less dispositions:

Mountain View                               (422,593)           422,593                       -               -
Woodmeade South                           (1,619,452)         1,619,452                       -               -
Overland Station                          (1,232,286)          (816,511)              1,274,833        (773,964)
Captain's Landing                         (1,057,682)         1,057,682                       -               -
Oakwood Terrace                             (614,643)           614,643                       -               -
Oakdale Manor                             (1,522,621)         1,522,621                       -               -
Westpark Plaza                            (1,846,469)        (2,377,706)              4,224,175               -
                                   -----------------      -------------       -----------------     -----------

   Subtotal                               (8,315,746)         2,042,774               5,499,008        (773,964)

     Balance at

     March 31, 2000                $      10,270,582      $  (8,935,857)      $      (1,334,725)    $         -
                                   =================      =============       =================     ===========


     Balance at

     December 31, 1999             $      12,117,051      $  (6,521,268)      $      (5,348,900)    $   246,883
                                   =================      =============       =================     ===========

(1) Included in cash distributions received is cumulative distribution income of $1,469,221, which was received from six Local Limited Partnerships with carrying values of zero.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)


The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the three months ended March 31, 2000 is $157,189. For the three months ended March 31, 2000, the Partnership has not recognized $189,899 of equity in losses relating to five Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the three months ended March 31, 2000, the Partnership recognized $69,593 of equity in losses, which were previously unrecognized.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources


At March 31, 2000, the Partnership had cash and cash equivalents of $638,552 compared with $3,359,153 at December 31, 1999. The decrease in cash and cash equivalents is primarily the result of a distribution to the Limited Partners of proceeds from the sale of Westpark Plaza.

At March 31, 2000, approximately $1,013,000 has been reserved and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

As of March 31, 2000, investment in Local Limited Partnerships was at zero as compared to $246,883 at December 31, 1999. The decrease in investment in Local Limited Partnerships is due to the final cash distributions from and liquidation of the Partnership's interest in Westpark Plaza during the quarter ended March 31, 2000.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at March 31, 2000, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2000 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the three months ended March 31, 2000 resulted in a net loss of $21,732, as compared to a net loss of $18,830 for the same period in 1999. The increase is primarily due to an increase in equity in loss of Local Limited Partnership. This increase is partially offset by an increase in interest income and decrease in general and administrative expenses.

The equity in losses of Local Limited Partnerships was zero in 1999 due to cumulative losses and cumulative distributions in excess of the investment in the Local Limited Partnerships. Please refer to the section entitled `Property Discussions' section for more information on the property operations.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Property Discussions

The Partnership owns limited partnership interests in eight Local Limited Partnerships which own and operate multi-family residential properties. The Partnership also owns investments in securities in which some of its Reserves are held.

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

As previously reported, the Local General Partner for Westpark Plaza had been reviewing the purchase offers from three different potential buyers. Effective December 29, 1999 the sale of Westpark Plaza closed. The total Limited Partner distribution amount was $146.00 per unit ($1000 cost per unit). The distribution itself was not taxable; however, the sale did create a taxable capital gain, which created a tax due of approximately $76.00 per unit. The distribution represented a Limited Partner return of original capital contributions. However, because Westpark Plaza is located in California, the State of California required a withholding of a portion of the distribution for all investors. The portion of this withholding was $21.78 per Limited Partner unit. Therefore, the net proceeds sent to investors on February 22, 2000 reflected a cash distribution of $146 per unit less California withholding of $21.78 per unit or a net of $124.24 per unit.

                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None


                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

Dated:   May 12, 2000