Form 10QSB
period 2000-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2000-08-14
CIK 354626

August 14, 2000




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended June 30, 2000
         File Number 0-10057


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

For the quarterly period ended                        June 30, 2000
                                           ------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to


                         Commission file number 0-10057



                   Boston Financial Apartments Associates, L.P.


             (Exact name of registrant as specified in its charter)


                   Delaware                              04-2734133
----------------------------------------   ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


    101 Arch Street, Boston, Massachusetts                     02110-1106
--------------------------------------------------  ----------------------------
   (Address of principal executive offices)                     (Zip Code)


(Registrant's telephone number, including area code)           (617) 439-3911
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

         Balance Sheet - June 30, 2000 (Unaudited)                          1

         Statements of Operations (Unaudited) - For the Three
            and Six Months Ended June 30, 2000 and 1999                     2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) -For the Six Months Ended June 30, 2000              3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended June 30, 2000 and 1999                             4

         Notes to the Financial Statements (Unaudited)                      5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

PART II - OTHER INFORMATION

Items 1-6                                                                   9

SIGNATURE                                                                   10

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)




Assets

Cash and cash equivalents                                                               $        175,641
Interest receivable                                                                               14,313
Marketable securities, at fair value                                                           1,415,317
Investments in Local Limited Partnerships (Note 1)                                                     -
                                                                                        ----------------
     Total Assets                                                                       $      1,605,271
                                                                                        ================

Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate                                                        $         49,376
   Accounts payable and accrued expenses                                                          38,834
                                                                                        ----------------
     Total Liabilities                                                                            88,210

Partners' Equity                                                                               1,517,061
                                                                                        ----------------
     Total Liabilities and Partners' Equity                                             $      1,605,271
                                                                                        ================

The accompanying notes are integral part of these financial statements.


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)



                                                 Three Months Ended                    Six Months Ended
                                             June 30,         June 30,             June 30            June 30,
                                               2000             1999                2000                1999
                                          -------------     -------------       -------------     --------------

Revenue:
   Distribution income                    $     128,391     $     189,235       $     128,391      $     189,235
   Investment                                    18,540            19,417              61,978             32,012
   Other                                            750               400               1,200                775
                                          -------------     -------------       -------------      -------------
     Total Revenue                              147,681           209,052             191,569            222,022
                                          -------------     -------------       -------------      -------------

Expenses:
   General and administrative
     (includes reimbursement to
      to affiliate in the amounts
      of $49,376 and $32,233,
      respectively)                              45,917            31,580              74,654             63,380
   Management Fees, related party                     -            18,924                   -             18,924
                                          -------------     -------------       -------------      -------------
     Total Expenses                              45,917            50,504              74,654             82,304
                                          -------------     -------------       -------------      -------------

Income before equity in loss
   of Local Limited Partnership                 101,764           158,548             116,915            139,718

Equity in loss of Local Limited
   Partnership                                        -                 -             (36,883)                 -
                                          -------------     -------------       -------------      -------------

Net Income                                $     101,764     $     158,548       $      80,032      $     139,718
                                          =============     =============       =============      =============

Net Income allocated:
   To the General Partners                $       5,088     $       7,928       $       5,477      $       6,986
   To the Limited Partners                       96,676           150,620              74,555            132,732
                                          -------------     -------------       -------------      -------------
                                          $     101,764     $     158,548       $      80,032      $     139,718
                                          =============     =============       =============      =============

Net Income per Limited Partnership
   Unit (21,915 Units)                    $        4.41     $        6.88       $        3.40      $        6.06
                                          =============     =============       =============      =============

The accompanying notes are integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)


                                                                                 Net
                                                                             Unrealized
                                          General            Limited            Gains
                                        Partners            Partners           (Losses)          Total

Balance at December 31, 1999           $   (813,073)      $   5,448,409    $      (5,720)    $   4,629,616
                                       ------------       -------------    -------------     -------------

Distribution to Limited Partners                  -          (3,200,000)               -        (3,200,000)
                                       ------------       -------------    -------------     -------------

Comprehensive Income:
   Change in net unrealized
     losses on marketable
     securities available for sale                -                   -            7,413             7,413
   Net Income                                 5,477              74,555                -            80,032
                                       ------------       -------------    -------------     -------------
Comprehensive Income                          5,477              74,555            7,413            87,445
                                       ------------       -------------    -------------     -------------

Balance at June 30, 2000               $  (807,596)       $   2,322,964    $       1,693     $   1,517,061
                                       ===========        =============    =============     =============

The accompanying notes are integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                               2000                 1999
                                                                          -------------        -------------

Net cash provided by (used for) operating activities                      $      30,247        $     (30,695)

Net cash used for investing activities                                          (13,759)             (51,725)

Net cash used for financing activity                                         (3,200,000)                   -
                                                                          -------------        -------------

Net decrease in cash and cash equivalents                                    (3,183,512)             (82,420)

Cash and cash equivalents, beginning                                          3,359,153              159,298
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $     175,641        $      76,878
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                         NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended December 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

1.   Investments in Local Limited Partnerships

As of June 30, 2000, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity                Cash
                                   tions and Related        in Income           Distributions
         Local Limited             Acquisition Costs         (Losses)              Received             Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)       Investment
-----------------------------      -----------------      ------------        ----------------      ------------

Bear Creek                          $      796,556        $     302,130         $   (1,098,686)     $          -
Buttonwood Tree                          1,482,996           (1,415,154)               (67,842)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469            2,377,706             (4,224,175)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (10,850,240)            (6,962,124)          773,964
                                    --------------        -------------         --------------      ------------

Less dispositions:
Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
Westpark Plaza                          (1,846,469)          (2,377,706)             4,224,175                 -
                                    --------------        -------------         --------------      ------------
                                        (8,315,746)           2,042,774              5,499,008          (773,964)
                                    --------------        -------------         --------------      ------------
     Balance at
     June 30, 2000                  $   10,270,582        $  (8,807,466)        $   (1,463,116)     $          -
                                    ==============        =============         ==============      ============


(1) Included in cash distributions received is cumulative distribution income of $1,597,612, which was received from five Local Limited Partnerships with carrying values of zero.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the six months ended June 30, 2000 is $562,889. For the six months ended June 30, 2000, the Partnership has not recognized $595,758 of equity in losses relating to several Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also during the six months ended June 30, 2000, the Partnership recognized $32,869 of equity in losses which were previously unrecognized.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of $175,641 compared with $3,359,153 at December 31, 1999. The decrease in cash and cash equivalents is primarily the result of a distribution to the Limited Partners of proceeds from the sale of Westpark Plaza.

At June 30, 2000, approximately $1,013,000 has been reserved and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at June 30, 2000, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2000 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the six months ended June 30, 2000 resulted in net income of $80,032, as compared to net income of $139,718 for the same period in 1999. The decrease is primarily due to a decrease in distribution income received from Local Limited Partnerships and an increase in equity in loss of Local Limited Partnership.

The equity in losses of Local Limited Partnerships was zero in 1999 due to cumulative losses and cumulative distributions in excess of the Partnership's total investment in the Local Limited Partnerships. Please refer to the entitled `Property Discussions' for more information on the property operations.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

As of June 30, 2000, the portfolio consisted of eight properties with an average occupancy of 94%. During July 2000, the Local Limited Partnership interest in Youngstoun, Phase II was sold, as discussed below.

As of June 30, 2000, one of the Local Limited Partnerships is operating at a deficit (net loss adjusted for depreciation, mortgage principal payments and replacement reserve payments). In past years, the Local General Partner funded this deficit either through non-interest bearing project expense loans or subordinated loans, repayable only out of cash flow or proceeds from a sale or refinancing of the given project. Once a project achieves break-even, substantial amounts of cash flow derived from its operations will be used to repay project expense loans and subordinated loans until the loans are repaid in full. To address current deficits or other financial difficulties, the Local General Partner continues to work to increase rental income and reduce operating expenses, working with the lender to refinance the property's mortgage or seeking other sources of capital. Management may make voluntary advances from the Partnership's Reserves to a Local Limited Partnership encountering operating difficulties if it is deemed to be in the best interest of the Partnership to provide such funds.

Throughout its history, Youngstoun, Phase II located in Hagerstown, Maryland operated at a deficit. The Local General Partner funded these deficits, well in excess of Fund requirements. As of July 31, 2000, the Local General Partner chose to exercise its option to sell Youngstoun, Phase II, terminating the Fund's interest in the property. Per the amended Partnership Agreement, the Fund will receive the guaranteed proceeds of $10,000 and the Local General Partner will be repaid its outstanding project expense loans. There are no additional material proceeds. The sale will generate taxable income to the Fund in the approximate amount of $136.92 per investor unit, which will be included in your 2000 Schedule K-1.

Lend Lease continues to explore any opportunities for the sale of the remaining Local Limited Partnership interests. At this time, we have no plans for sales in the immediate future.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:   August 14, 2000                     BOSTON FINANCIAL APARTMENTS
                                             ASSOCIATES, L.P.



                                    By:      BFTG Residential Properties, Inc.
                                             its Managing General Partner




                                            /s/Michael H. Gladstone
                                             Michael H. Gladstone
                                             Director