Form 10QSB
period 2000-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2000-11-14
CIK 354626

November 14  , 2000



Securities and Exchange Commission
450 Fifth Street, N.W.

Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended September 30, 2000 File Number 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.

Very truly yours,





/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller

BFAAQ3.DOC

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

For the quarterly period ended                September 30, 2000
                               ------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                                 ---------------           --------------------

                    Commission file number 0-10057

                    Boston Financial Apartments Associates, L.P.
                 ------------------------------------------------
               (Exact name of registrant as specified in its charter)


                         Delaware                            04-2734133
--------------------------------------------------   ------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
                   organization)                        Identification No.)



          101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------------  -------------------------
         (Address of principal executive offices)             (Zip Code)


(Registrant's telephone number, including area code)        (617) 439-3911
------------------------------------------------------------------------------


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

                                   Yes X No .

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

         Balance Sheet - September 30, 2000 (Unaudited)                    1

         Statements of Operations (Unaudited) - For the Three and

            Six Months Ended September 30, 2000 and 1999                   2

         Statement of Changes in Partners' Equity (Deficiency)
            (Unaudited) -For the Nine Months Ended September 30, 2000      3

         Statements of Cash Flows (Unaudited) - For the Nine

            Months Ended September 30, 2000 and 1999                       4

         Notes to the Financial Statements (Unaudited)                     5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7

PART II - OTHER INFORMATION

Items 1-6                                                                  9

SIGNATURE                                                                  10

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)


                                  BALANCE SHEET

                               September 30, 2000

                                   (Unaudited)

Assets

Cash and cash equivalents                                                                 $      172,291
Interest receivable                                                                               23,057
Marketable securities, at fair value                                                           1,480,518
Investments in Local Limited Partnerships (Note 1)                                                     -
                                                                                          --------------
     Total Assets                                                                         $    1,675,866
                                                                                          ==============


Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate                                                          $       70,826
   Accounts payable and accrued expenses                                                          37,512
                                                                                          --------------
     Total Liabilities                                                                           108,338

Partners' Equity                                                                               1,567,528
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    1,675,866
                                                                                          ==============


The  accompanying  notes are an  integral  part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                            September 30,       September 30         September 30,   September 30,
                                                 2000                1999               2000              1999
                                            --------------      -------------       -------------    -------------

Revenue:
   Distribution income                      $       10,000      $           -       $     138,391    $      189,235
   Investment                                       19,891             14,335              81,869            46,347
   Other                                               225                775               1,425             1,550
                                            --------------      -------------       -------------    --------------
     Total Revenue                                  30,116             15,110             221,685           237,132
                                            --------------      -------------       -------------    --------------
Expenses:
   General and administrative
     (includes reimbursements to affiliate in
     the amounts of $70,826 and $46,362
     in 2000 and 1999, respectively)                30,962             20,465             105,616            83,845
   Management fees, related party                        -                  -                   -            18,924
                                            --------------      -------------       -------------    --------------
     Total Expenses                                 30,962             20,465             105,616           102,769
                                            --------------      -------------       -------------    --------------

Income (Loss)  before equity in income of
   Local Limited Partnership                          (846)            (5,355)            116,069           134,363

Equity in income of Local Limited

   Partnership                                      45,891                  -               9,008                 -
                                            --------------      -------------       -------------    --------------

Net Income (Loss)                           $       45,045      $      (5,355)      $     125,077    $      134,363
                                            ==============      =============       =============    ==============

Net Income (Loss) allocated:
   To General Partners                      $          417      $        (268)      $       5,894    $        6,718
   To Limited Partners                              44,628             (5,087)            119,183           127,645
                                            --------------      -------------       -------------    --------------
                                            $       45,045      $      (5,355)      $     125,077    $      134,363
                                            ==============      =============       =============    ==============

Net Income (Loss) per Limited Partnership

   Unit (21,915 Units)                      $         2.04      $       (0.23)      $       5.44$    $         5.82
                                            ==============      =============       =============    ==============



The  accompanying  notes are an  integral  part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                  For the Nine Months Ended September 30, 2000

                                   (Unaudited)

                                                                                 Net
                                                                             Unrealized
                                          General            Limited            Gains
                                        Partners            Partners          (Losses)           Total

Balance at December 31, 1999           $   (813,073)      $   5,448,409    $      (5,720)    $   4,629,616
                                       ------------       -------------    -------------     -------------

Distribution to Limited Partners                  -          (3,200,000)               -        (3,200,000)
                                       ------------       -------------    -------------     -------------

Comprehensive Income:
   Change in net unrealized
     losses on marketable
     securities available for sale                 -                  -           12,835            12,835
   Net Income                                 5,894             119,183                -           125,077
                                       ------------       -------------    -------------     -------------
Comprehensive Income                          5,894             119,183           12,835           137,912
                                       ------------       -------------    -------------     -------------

Balance at September 30, 2000          $   (807,179)      $   2,367,592    $       7,115     $   1,567,528
                                       ============       =============    =============     =============

The  accompanying  notes are an  integral  part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                               2000                1999
                                                                          -------------        -------------

Net cash provided by (used for) operating activities                      $      29,914        $     (57,497)

Net cash used for investing activities                                          (16,776)             (43,763)

Net cash used for financing activity                                         (3,200,000)                   -
                                                                          -------------        -------------

Net decrease in cash and cash equivalents                                    (3,186,862)            (101,260)

Cash and cash equivalents, beginning                                          3,359,153              159,298
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $     172,291        $      58,038
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

1.   Investments in Local Limited Partnerships

As of September 30, 2000, the Partnership's Investment in Local Limited Partnerships, at cost, was as follows:

                                   Capital Contribu-       Net Equity              Cash
                                   tions and Related       in Income            Distributions
         Local Limited             Acquisition Costs        (Losses)             Received              Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)      Investment
-----------------------------      -----------------      ------------        ---------------- ---------------

Bear Creek                          $      796,556        $     302,130         $   (1,098,686)     $          -
Buttonwood Tree                          1,482,996           (1,415,154)               (67,842)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469            2,377,706             (4,224,175)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (925,861)               (10,000)                -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (10,840,240)            (6,972,124)          773,964
                                    --------------        -------------         --------------      ------------

Less dispositions:
Mountain View                             (422,593)             422,593                      -                 -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                           (1,522,621)           1,522,621                      -                 -
Westpark Plaza                          (1,846,469)          (2,377,706)             4,224,175                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             (8,315,746)           2,042,774              5,499,008          (773,964)
                                    --------------        -------------         --------------      ------------

     Balance at
     September 30, 2000             $   10,270,582        $  (8,797,466)        $   (1,473,116)     $          -
                                    ==============        =============         ==============      ============


(1) Included in cash distributions received is cumulative distribution income of $1,607,612 which was received from six Local Limited Partnerships with carrying values of zero.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)

                  Notes to the Financial Statements (continued)

                                   (Unaudited)

1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the nine months ended September 30, 2000 totaled $614,022. For the nine months ended September 30, 2000, the Partnership has not recognized $665,866 of equity in losses relating to several Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the nine months ended September 30, 2000, the Partnership recognized $51,844 of equity in losses which were previously unrecognized.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of $172,291 compared with $3,359,153 at December 31, 1999. The decrease in cash and cash equivalents is primarily the result of a distribution to the Limited Partners of proceeds from the sale of Westpark Plaza.

At September 30, 2000, approximately $1,013,000 has been reserved and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at September 30, 2000, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2000 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the nine months ended September 30, 2000, resulted in net income of $125,077, as compared to net income of $134,363 for the same period in 1999. The decrease is primarily due to a decrease in distribution income. This is partially offset by increases in investment revenue and equity in income of a Local Limited Partnership.

The Partnership's results of operations for the three months ended September 30, 2000, resulted in net income of $45,045, as compared to a net loss of $5,355 for the same period in 1999. The increase is primarily due to an increase in equity in income of a Local Limited Partnership resulting from the sale of Westpark Plaza.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions

As of September 30, 2000, the Partnership's investment portfolio consisted of eight properties with an average occupancy of 94%. During July 2000, the Local Limited Partnership interest in Youngstoun, Phase II was disposed, as discussed below.

For the nine months ended September 30, 2000, three of the Local Limited Partnerships operated at a deficit (net loss adjusted for depreciation, mortgage principal payments and replacement reserve payments). In past years, the Local General Partner funded this deficit either through non-interest bearing project expense loans or subordinated loans, repayable only out of cash flow or proceeds from a sale or refinancing of the given project. Once a project achieves break-even, substantial amounts of cash flow derived from its operations will be used to repay project expense loans and subordinated loans until the loans are repaid in full. To address current deficits or other financial difficulties, the Local General Partner continues to work to increase rental income and reduce operating expenses, working with the lender to refinance the property's mortgage or seeking other sources of capital. Management may make voluntary advances from the Partnership's Reserves to a Local Limited Partnership encountering operating difficulties if it is deemed to be in the best interest of the Partnership to provide such funds.

Throughout its history, Youngstoun, Phase II located in Hagerstown, Maryland operated at a deficit. The Local General Partner funded these deficits, well in excess of Fund requirements. As of July 31, 2000, the Local General Partner chose to exercise its option to sell Youngstoun, Phase II, terminating the Fund's interest in the property. Pursuant to the amended Partnership Agreement, the Fund will receive the guaranteed proceeds of $10,000 and the Local General Partner will be repaid its outstanding project expense loans. There are no additional material proceeds. The sale will generate taxable income to the Fund in the approximate amount of $137 per investor unit, which will be included in your 2000 Schedule K-1.

Lend Lease continues to explore any opportunities for the sale of the remaining Local Limited Partnership interests. However, at this time, there are no plans for sales in the immediate future.

                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   November   14     , 2000        BOSTON FINANCIAL APARTMENTS
                                        ASSOCIATES, L.P.

                                        By:  BFTG Residential Properties, Inc.
                                             its Managing General Partner

                                             /s/Michael H. Gladstone
                                             -----------------------------------
                                             Michael H. Gladstone
                                             Director