Form 10KSB
period 2000-12-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2001-03-30
CIK 354626

March 29, 2001


Securities and Exchange Commission
450 Fifth Street, NW

Washington, DC.  20549



Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-KSB for Year Ended December 31, 2000
         File Number 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, filed herewith is one copy of subject report.

Very truly yours,





/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller

BFA10KSB.DOC

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended                  December 31, 2000
                        ------------------------------------------------------

                                             OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to


                         Commission file number 0-10057

             Boston Financial Apartments Associates, L.P.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)





        Delaware                                       04-2734133
 -------------------------                       --------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

 101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------    -----------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
        Title of each class                         which registered
---------------------------------         ----------------------------------
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

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I

     Item 1     Business                                                   K-2
     Item 2     Properties                                                 K-5
     Item 3     Legal Proceedings                                          K-6
     Item 4     Submission of Matters to a
                  Vote of Security Holders                                 K-6

PART II

     Item 5     Market for the Registrant's Units

                  and Related Security Holder Matters                      K-7
     Item 6     Management's Discussion and Analysis
                  or Plan of Operation                                     K-7
     Item 7     Financial Statements and Supplementary Data                K-8
     Item 8     Disagreements on Accounting and Financial
                  Disclosure                                               K-8

PART III

     Item 9     Directors and Executive Officers of the

                  Registrant                                               K-9
     Item 10    Management Remuneration                                    K-9
     Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                    K-10
     Item 12    Certain Relationships and Related Transactions             K-10


PART IV

     Item 13    Exhibits, Financial Statement Schedules and

                  Reports on Form 8-K                                      K-11

SIGNATURES                                                                 K-13
----------

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

On December 31, 1993, the Partnership transferred its interest in Captain's Landing Associates, Ltd. to an unrelated party for a nominal amount. On January 12, 1994, Oakwood Terrace Associates, Ltd. was sold in a foreclosure auction conducted by HUD. As a result of the foreclosure, the Partnership disposed of its interest in the property. The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership received $1,274,833, which was used to pay down an acquisition note payable and make a distribution. On March 24, 1996, the local general partner of Mountain View, Ltd. and Woodmeade South, Ltd. placed both of the properties into Chapter 11 bankruptcy, which resulted in the Partnership relinquishing its interests in these Local Limited Partnerships. On June 3, 1997, the mortgagee for Oakdale Manor foreclosed on the property, which resulted in the Partnership relinquishing its equity interest in this Local Limited Partnership. On December 29, 1999, the local general partner of Westpark Plaza Investors sold the property, and the Partnership liquidated its interest in early 2000. From the sale, the Partnership received $3,455,891, which was used to make a distribution and fund Reserves. On July 31, 2000, the local general partner of Youngstoun Apartments, Phase II Ltd. sold the property resulting in the Partnership liquidating its interest in the Local Limited Partnership. A more detailed discussion of these transactions is contained under Property Dispositions in
Item 2 of this Report on Form 10-KSB.

Table A on the following page lists the Local Limited Partnerships in which the Partnership invested. Other significant information with respect to such Local Limited Partnerships can be found in Item 2 of this Report on Form 10-KSB.

                                     Table A

                                PARTNERSHIP DATA

                                   (UNAUDITED)



                                                                                                           Total
                                                                                                       Original Equity%     Total
                                            Date                    Property                             and Debt --        Original
Local Limited          Property           Interest Completion       Occupancy         Number of         Local Limited        Equity
Partnerships (A)       Location           Acquired    Date       at 12/31/00 (B)     Apt. Units       Partnerships (C)      and Debt
----------------       --------           --------    ----       ---------------     ----------       ----------------      --------

Bear Creek              Asheville, NC      08/25/83   1974                99%            140            $ 3,089,000           3.56%
Buttonwood Tree         Wichita, KS        03/29/82   1982                78%            216              8,341,000           9.62%
Captain's Landing (D)   Galveston, TX      10/14/82   1984                n/a            174              5,392,000           6.22%
Chelsea Village         Indianapolis, IN   07/02/82   1983                89%            246              9,179,000          10.59%
Mountain View (D)       Johnson City, TN   12/08/82   1983                n/a             60              2,249,000           2.60%
Oakdale Manor (D)       Beaumont, TX       05/05/83   1981                n/a            152              4,905,000           5.66%
Oakwood Terrace (D)     Chattanooga, TN    08/13/82   1983                n/a            100              3,254,000           3.75%
Overland Station (D)    Boise, ID          02/24/82   1978                n/a            160              4,480,000           5.17%
Park Hill               Lexington, KY      04/22/82   1980                92%            132              3,935,000           4.54%
Pheasant Ridge          Moline, IL         07/07/82   1978                93%            216              5,526,000           6.38%
The Woods of Castleton  Indianapolis, IN   05/28/82   1983                86%            260              9,824,000          11.34%
Westpark Plaza (D)      Chico, CA          04/05/82   1979                n/a            240              7,519,000           8.68%
Woodbridge              Bloomington, IN    07/09/82   1983                96%            140              5,321,000           6.14%
Woodmeade South (D)     Knoxville, TN      04/07/82   1983                n/a            242              8,619,000           9.95%
Youngstoun (D)          Hagerstown, MD     02/18/83   1984                n/a            120              5,027,000           5.80%
                                                                                      ------           -------------       ---------
                                                                                       2,598            $86,660,000         100.00%
                                                                                       =====            ===========         =======

(A) The Partnership's original interest in profits and losses of each Local Limited Partnership arising from normal operations was approximately 99%, except for Youngstoun, for which the percentage was approximately 97%. Profits and losses arising from certain capital transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(B) Property Occupancy is shown as of each Local Limited Partnership's respective fiscal year end, which is December 31, 2000.

(C) Includes equity contributed to the Local Limited Partnership plus the outstanding principal balance of its mortgage loan at the date of purchase (or, in the case of new construction projects, at HUD Final Endorsement) and any notes made by the Partnership as part of its original purchase.

(D) The Partnership no longer holds an investment interest in Captain's Landing, Mountain View, Oakdale Manor, Overland Station, Westpark Plaza, Woodmeade South and Youngstoun as of December 31, 2000.

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Approximately $1,022,000 of the Gross Proceeds was originally designated as Reserves and invested in various securities to fund the ongoing operations of the Partnership. As of December 31, 2000, the General Partner has designated approximately $1,013,000 as Reserves. Management believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. The following Local Limited Partnerships represent more than 10% of the total original investment of the Partnership in Local Limited Partnerships, exclusive of disposed properties, having a common Local General Partner or affiliated group of Local General
Partners: (i) the Castleton, Chelsea and Woodbridge Local Limited Partnerships, representing 55.49% of the total original investment, exclusive of disposed properties, have affiliates of Gene B. Glick Company, Inc. as Local General Partners; (ii) the Buttonwood Tree Local Limited Partnership, representing 15.89% of the total original investment, exclusive of disposed properties, has Anderson Management Company as Local General Partner and (iii) the Pheasant Ridge Local Limited Partnership, representing 11.25% of the total original investment, exclusive of disposed properties, has DDH Properties as Local General Partner. The Local General Partners of the other Local Limited Partnerships were identified in the Acquisition Reports. In the event of bankruptcy or default of the Local General Partners, or other conditions as expressed in the Local Limited Partnership Agreements, in certain cases, an affiliate of the Partnership's Managing General Partner may elect to become an additional Local General Partner.

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

Item 2.  Properties

As of December 31, 2000, the Partnership's investment portfolio consisted of seven properties with an average occupancy of 89%. During July 2000, the Local Limited Partnership interest in Youngstoun, Phase II was disposed, as discussed below.

For the year ended December 31, 2000, one of the Local Limited Partnerships, Pheasant Ridge (Moline, Illinois), operated at a deficit (net loss adjusted for depreciation, mortgage principal payments and replacement reserve payments). The property maintains stabilized occupancy but, due to its advancing age, requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. The local general partner funded this deficit, as it has in past years, through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the property.

Occupancy at Buttonwood Tree (Wichita, Kansas) declined to 78% at December 31, 2000. This decrease in occupancy is primarily due to the declining curb appeal of the property. Although the interiors of the rental units are in good condition, the exterior of the buildings shows significant wear. In addition, the roofs at the property are reaching the end of their expected life and will require replacement in the near future. The local general partner is developing a plan to address the capital needs of the property.

The Partnership continues to explore any opportunities for the sale of the remaining Local Limited Partnership interests. At this time, we have no plans for sales in the immediate future.

Property Dispositions

As previously reported, on December 31, 1993, the Partnership transferred its interest in Captain's Landing to an unrelated purchaser for an amount equal to the Partnership's costs associated with the transfer. The transfer of the interest resulted in a capital gain which could be offset by passive losses, both current and suspended.

As previously reported, HUD foreclosed on Oakwood Terrace on January 12, 1994. The disposition of this interest did not have any effect on income for financial reporting purposes, as the net investment balance of the interest was zero. However, for tax purposes, a consequence of the foreclosure was that the Partnership received allocations of capital gain and cancellation of debt income. At the individual investor level, the capital gain and cancellation of debt income could be offset by passive losses, both current and suspended.

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

The local general partner for Westpark Plaza closed on the sale of the property on December 29, 1999. The Local Limited Partnership recognized proceeds in the amount of $8,250,000 and used $4,848,793 of the sale proceeds to pay off the mortgage. After the mortgage payoff, $3,200,000 of the remaining proceeds were distributed to the Partnership during 1999. The Partnership liquidated its interest in Westpark in early 2000 and received approximately $256,000 in final distributions, resulting in a $9,008 gain on liquidation of interest in Local Limited Partnership in 2000. Of the sale proceeds, $3,200,000 was distributed by the Partnership in 2000, with the remainder being used to fund Reserves.

Throughout its history, Youngstoun, Phase II, located in Hagerstown, Maryland, operated at a deficit. The local general partner funded these deficits, well in excess of the Partnership's requirements. As of July 31, 2000, the local general partner chose to exercise its option to sell Youngstoun, Phase II, terminating the Partnership's interest in the property. The sale generated taxable income to the Partnership in the approximate amount of $137 per investor unit, which will be included in your 2000 Schedule K-1. The Partnership received guaranteed proceeds of $10,000 from the sale in 2000. Additional proceeds of approximately $128,000 were received in March 2001. Both of these proceeds were recognized as a gain on liquidation of interest in Local Limited Partnership for the year ended December 31, 2000.

Item 3.  Legal Proceedings

The Partnership is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

The Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, as amended (the "Partnership Agreement"), imposes certain restrictions on the transfer of Units. For example, a transfer will not be permitted if: (i) counsel for the Partnership is of the opinion that such transfer would result, when considered with all other transfers within the previous twelve months, in the Partnership's being considered to have been terminated within the meaning of Section 708 of the Internal Revenue Code of 1986, as amended, or would result in the Partnership's being treated as a corporation for Federal income tax purposes; (ii) counsel for the Partnership shall determine that such transfer would violate any applicable federal or state securities laws (including those pertaining to investor suitability standards); or (iii) transferor or the transferee would thereafter hold less than five Units, except for transfers by gift or inheritance, inter-family transfers, transfers resulting from family dissolutions and certain other transactions. The Partnership need not recognize any transfer of Units unless an instrument of assignment complying with certain requirements set forth in the Partnership Agreement is filed with the Partnership and recorded on the Partnership's books, and the transferring parties reimburse the Partnership for any expenses incurred by it in connection with the transfer. Limited Partners seeking to transfer Units may also be subject to the securities laws of the state in which the transfer is to take place, in that certain states have imposed restrictions on the transfer of Units in the Partnership. For the years ended December 31, 2000 and 1999, a total of 17 and 123 Units, respectively, were transferred on the resale market. There were 2,196 and 2,197 record holders of Units of the Partnership at December 31, 2000 and 1999, respectively.

Cash distributions, when made, are paid annually. Cash available for distribution has been and, in the future, will be derived almost exclusively from distributions of cash flow from operations of the Local Limited
Partnerships. Such cash is not expected to be significant in 2001, and the return on investment to Limited Partners will consist primarily of net losses for federal income tax purposes used to offset Limited Partner passive income from the Partnership and other sources.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of $322,496, compared with $3,359,153 at December 31, 1999. The decrease in cash and cash equivalents is primarily due to the cash distribution paid to the Limited Partners resulting from the sale of Westpark Plaza and purchases of marketable securities in excess of proceeds from sales and maturities. The decrease was partially offset by cash distributions received from Local Limited Partnerships.

At December 31, 2000, approximately $1,013,000 has been designated as Reserves and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at December 31, 2000 and 1999, it did not have any contractual or other obligations to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2001 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

Fiscal year ended December 31, 2000 versus 1999

The Partnership's results of operations for the year ended December 31, 2000 resulted in net income of $243,992, as compared to net income of $3,572,935 in 1999. The significant decrease is almost entirely attributable to equity in income of Local Limited Partnership in 1999 of $3,509,392 as a result of the sale of Westpark Plaza.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the two years ended December 31, 2000.

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

Item 8.  Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The managing general partner of the Partnership is BFTG Residential Properties, Inc., a Massachusetts corporation (the "Managing General Partner" or "BFTG"), and is an affiliate of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The names, positions and ages of the executive officers and directors of BFTG are set forth below:

            Name                         Position                           Age

Richard F. Burns         Principal, Head of Multifamily Investment Group    57

Michael H. Gladstone     Principal, Member, Legal                           44

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

The business experience of each of the persons listed above is described below:

Richard F. Burns, age 57, Principal, Head of Multifamily Investment Group - Mr. Burns is responsible for portfolio management, investment strategy and client relations. He joined Lend Lease through its 1999 acquisition of Boston
Financial, starting with Boston Financial in 1994. Before joining Boston Financial, Mr. Burns served as Director of Aldrich, Eastman & Waltch, LP, as its leading registered investment advisor. Prior to that, Mr. Burns served as COO, Marsh McLennan Real Estate Advisors and Vice President, John Hancock Mutual Life Insurance Company. During his career, Mr. Burns has been responsible for several billion dollars of real estate financing and investment. He is a regular guest lecturer at several university graduate programs and frequent speaker on real estate investment topics, has published articles in various industry publications and is a contributing author to a book on real estate development. Mr. Burns currently serves on a National Real Estate Advisory Council of Trust for Public Lands, and was the past president of the Real Estate Finance Association. He is a member of the National Association of Real Estate Investment Managers, Urban Land Institute, National Association of Real Estate Investment Trusts, Pension Real Estate Association, National Association of Industrial and Office Parks, Council of Logistics and National Realty Committee. He is also the Chairman of Board of Directors of Arch Street Funds I, II, and III, and member of Board of Directors of Project Hope. Mr. Burns is a graduate of Boston College (BS) and Boston University (MBA).

Michael H. Gladstone, age 44, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters, and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and
Cornell University (J.D. & MBA).

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

Under an agreement between the Partnership and Lend Lease, Lend Lease provides day-to-day management services in connection with the Partnership's investments in Local Limited Partnerships and receives certain reimbursements for such services. Currently, Lend Lease receives an annual fee (the "Management Fee") equal to 10% of the Partnership's share of cash flow from Local Limited Partnerships. However, the Management Fee is subject to certain limitations and to reduction under certain circumstances and is non-cumulative and payable only out of available Partnership funds. Since inception, Management Fees amounting to $213,269 have been paid to Lend Lease.

Information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and expenses reimbursed or reimbursable to Lend Lease and its affiliates during each of the two years ended December 31, 2000 is presented below and in Note 6 to the Financial Statements included in Item 7 of this Report on Form 10-KSB.

                                                        2000           1999
                                                      ---------       ------

Salaries and benefits expense reimbursement          $  79,259       $ 62,410
Management Fees                                         12,839         18,924

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

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


(a)(3) and (c) Exhibits

                                                                                  Page Number or

Number and Description in Accordance with                                          Incorporation
Item 601 of Regulation S-K                                                        by Reference to
--------------------------------------------------------                          ---------------

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

     (b)   Audited financial statements of Investee Local Limited
           Partnerships

           None

     (c)   Reports on Form 8-K

           No Reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner



     By: /s/Michael H. Gladstone                          Date:  March 29, 2001
         -------------------------------
         Michael H. Gladstone
         Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/Michael H. Gladstone                          Date:  March 29, 2001
         -------------------------------
         Michael H. Gladstone
         Director





Item 14 (a).  Financial Statements and Supplementary Data

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                      INDEX


                                                                                       Sequential

                                                                       Page No.         Page No.
                                                                       --------         --------

Report of Independent Accountants                                         F-2

Financial Statements:

    Balance Sheet - December 31, 2000                                     F-3

    Statements of Operations - For the Years Ended

      December 31, 2000 and 1999                                          F-4

    Statements of Partners' Equity - For the Years Ended

      December 31, 2000 and 1999                                          F-5

    Statements of Cash Flows - For the Years

      Ended December 31, 2000 and 1999                                    F-6

    Notes to the Financial Statements                                     F-7



All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of

Boston Financial Apartments Associates, L.P.
(A Limited Partnership)


In our opinion, based upon our audits and the reports of other auditors, the accompanying balance sheet and the related statements of operations, partners' equity, and cash flows present fairly, in all material respects, the financial position of Boston Financial Apartments Associates, L.P. (a limited partnership) (the "Partnership") as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investments in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnership is stated at $0 at December 31, 2000 and 1999, and the Partnership's total revenue from Local Limited Partnerships is stated at $128,391 and $126,726 for the years ended December 31, 2000 and 1999, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
March 26, 2001
Boston, Massachusetts

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)

                                  BALANCE SHEET

                                December 31, 2000

Assets

Cash and cash equivalents                                                                    $   322,496
Interest receivable                                                                               14,450
Marketable securities, at fair value (Note 3)                                                  1,285,916
Due from Local Limited Partnership                                                               128,040
Investment in Local Limited Partnerships (Note 4)                                                      -
                                                                                             -----------
     Total Assets                                                                            $ 1,750,902
                                                                                             ===========


Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate (Note 6)                                                    $    11,104
   Accounts payable and accrued expenses                                                          43,465
                                                                                             -----------
     Total Liabilities                                                                            54,569

Partners' Equity                                                                               1,696,333
                                                                                             -----------
     Total Liabilities and Partners' Equity                                                  $ 1,750,902
                                                                                             ===========

              The accompanying notes are an integral part of these
                             financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 2000 and 1999



                                                                              2000                 1999
                                                                         ------------             --------
Revenue:
   Distribution income (Note 2)                                          $     128,391         $     126,726
   Investment                                                                  102,528                63,439
   Other                                                                         1,525                 1,955
                                                                         -------------         -------------
     Total Revenue                                                             232,444               192,120
                                                                         -------------         -------------

Expenses:
   General and administrative expenses (includes
     reimbursements to affiliate in the amounts of
     $79,259 and $62,410, respectively) (Note 6)                               122,661               109,653
   Management Fees, related party (Note 6)                                      12,839                18,924
                                                                         -------------         -------------
     Total Expenses                                                            135,500               128,577
                                                                         -------------         -------------

Income before equity in income of Local
   Limited Partnerships and gain on liquidation                                 96,944                63,543

Equity in income of Local Limited

   Partnerships (Note 4)                                                             -             3,509,392

Gain on liquidation of interests in Local Limited
   Partnerships                                                                147,048                     -
                                                                         -------------         -------------

Net Income                                                               $     243,992         $   3,572,935
                                                                         =============         =============

Net Income allocated:

   To General Partners                                                   $       6,318         $      38,271
   To Limited Partners                                                         237,674             3,534,664
                                                                         -------------         -------------
                                                                         $     243,992         $   3,572,935
                                                                         =============         =============
Basic income before equity in income of Local  Limited  Partnership  and gain on liquidation of interest allocated to the Limited Partners per

   Limited Partnership Unit (21,915 Units)                               $        4.20         $        2.75
                                                                         =============         =============

Equity income and gain on liquidation of interest
   allocated to the Limited Partners per Limited
   Partnership Unit (21,915 Units)                                       $        6.64         $      158.54
                                                                         =============         =============

Basic Net Income per Limited Partnership

   Unit (21,915 Units)                                                   $       10.84         $      161.29

                                                                         =============         =============

              The accompanying notes are an integral part of these
                              financial statements.
                                       F-4

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                 For the Years Ended December 31, 2000 and 1999



                                                                                    Net
                                                                                 Unrealized
                                               General         Limited             Gains
                                              Partners        Partners            (Losses)           Total
                                          -------------      ------------        -----------     -----------
Balance at December 31, 1998              $    (851,344)    $   1,913,745   $          7,110   $   1,069,511
                                          -------------     -------------   ----------------   -------------

Comprehensive Income (Loss):
   Change in net unrealized
       gains on marketable securities
       available for sale                             -                 -            (12,830)        (12,830)
   Net Income                                    38,271         3,534,664                  -       3,572,935
                                          -------------     -------------   ----------------   -------------
Comprehensive Income (Loss)                      38,271         3,534,664            (12,830)      3,560,105
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 1999                   (813,073)        5,448,409             (5,720)      4,629,616
                                          -------------     -------------   ----------------   -------------

Cash Distribution                                     -        (3,200,000)                 -      (3,200,000)
                                          -------------     -------------   ----------------   -------------

Comprehensive Income:
   Change in net unrealized
     losses on marketable securities
     available for sale                               -                 -             22,725          22,725
   Net Income                                     6,318           237,674                  -         243,992
                                          -------------     -------------   ----------------   -------------
Comprehensive Income                              6,318           237,674             22,725         266,717
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2000              $    (806,755)    $   2,486,083   $         17,005   $   1,696,333
                                          =============     =============   ================   =============

              The accompanying notes are an integral part of these
                              financial statements.
                                       F-5

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 2000 and 1999

                                                                                 2000                 1999
                                                                             -------------       ---------
Cash flows from operating activities:

   Net income                                                                $     243,992       $   3,572,935
   Adjustments to reconcile net income
     to net cash used for operating activities:
     Equity in income of Local Limited Partnerships                                      -          (3,509,392)
     Gain on liquidation of interest in Local Limited Partnership                 (137,048)                  -
     Distribution income included in cash distributions
       received from Local Limited Partnerships                                   (128,391)           (126,726)
     Gains on sales and maturities of marketable securities                         (1,776)               (846)
     Increase (decrease) in cash arising from changes in
       operating assets and liabilities:
       Interest receivable                                                          (1,786)             (1,306)
       Other assets                                                                      -               1,475
       Accounts payable to affiliates                                                3,948               1,943
       Accounts payable and accrued expenses                                         6,285               4,255
                                                                             -------------       -------------
Net cash used for operating activities                                             (14,776)            (57,662)
                                                                             -------------       -------------

Cash flows from investing activities:

   Purchases of marketable securities                                           (1,357,493)         (1,096,704)
   Proceeds from sales and maturities of
     marketable securities                                                       1,151,330             964,986
Cash distributions received from Local

     Limited Partnerships                                                          384,282           3,389,235
                                                                             -------------       -------------
Net cash provided by investing activities                                          178,119           3,257,517
                                                                             -------------       -------------

Cash flows from financing activities:

   Cash distribution                                                            (3,200,000)                  -
                                                                             -------------       -------------
Net cash used for financing activities                                          (3,200,000)                  -
                                                                             -------------       -------------

Net increase (decrease) in cash and cash equivalents                            (3,036,657)          3,199,855

Cash and cash equivalents, beginning                                             3,359,153             159,298
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $     322,496       $   3,359,153
                                                                             =============       =============

Supplemental Disclosure:
   Non-cash Investing Activities:
     Proceeds from liquidation of Local Limited Partnership

       included in due from Local Limited Partnership                        $     128,040       $           -
                                                                             =============       =============

              The accompanying notes are an integral part of these
                              financial statements.
                                       F-6

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

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. At December 31, 2000, the General Partner has designated approximately $1,013,000 as Reserves. Such Reserves may be increased or decreased as deemed appropriate from time to time by the Managing General Partner. Substantially all of these Reserves are invested for the purpose of providing revenue to the Partnership for ongoing operations and contingencies.

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

                  NOTES TO THE FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)
     ------------------------------------------

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

The preparation of financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Partnership.

3.   Marketable Securities

A summary of marketable securities at December 31, 2000 is as follows:

                                                                   Gross          Gross
                                                               Unrealized      Unrealized       Fair
                                                 Cost              Gains         Losses         Value

Debt securities issued by the US
   Treasury and other US government
   agencies                                  $   1,232,869     $   16,651     $      (141)   $ 1,249,379

Mortgage backed securities                          36,042            495               -         36,537
                                             -------------     ----------     -----------    -----------

Balance at December 31, 2000                 $   1,268,911     $   17,146     $      (141)   $ 1,285,916
                                             =============     ==========     ===========    ===========

The contractual maturities at December 31, 2000 are as follows:

                                                                                                Fair

                                                                                  Cost          Value

     Due in less than one year                                                $ 1,132,846    $ 1,148,504
     Due in one year to five years                                                100,023        100,875
     Mortgage backed securities                                                    36,042         36,537
                                                                              -----------    -----------
                                                                              $ 1,268,911    $ 1,285,916
                                                                              ===========    ===========

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS (continued)

3.   Marketable Securities (continued)
     --------------------------------

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $26,000 and $273,000 during the years ended December 31, 2000 and 1999, respectively.
Proceeds from the maturities of marketable securities were approximately $1,125,000 and $692,000 during the years ended December 31, 2000 and 1999, respectively. Included in investment income are gross gains of $1,834 and gross losses of $58 that were realized on the sales in 2000 and gross gains of $846 that were realized on the sales in 1999.

4.   Investment in Local Limited Partnerships

As  of  December  31,  2000  the  Partnership's   Investment  in  Local  Limited
Partnerships are as follows:

                                   Capital Contribu-       Net Equity                Cash
                                   tions and Related        in Income           Distributions
         Local Limited             Acquisition Costs        (Losses)              Received
                                                                                                          Net
         Partnerships                (Cumulative)         (Cumulative)        (Cumulative) (1)        Investment
-----------------------------      -----------------      ------------        -----------------       ----------
Bear Creek                          $      796,556        $     302,130         $   (1,098,686)     $          -
Buttonwood Tree                          1,482,996           (1,415,154)               (67,842)                -
Captain's Landing                        1,057,682           (1,057,682)                     -                 -
Chelsea Village                          2,076,589           (2,076,589)                     -                 -
Mountain View                              422,593             (422,593)                     -                 -
Oakdale Manor                            1,522,621           (1,522,621)                     -                 -
Oakwood Terrace                            614,643             (614,643)                     -                 -
Overland Station                         1,232,286              816,511             (1,274,833)          773,964
Park Hill                                  825,501             (687,453)              (138,048)                -
Pheasant Ridge                           1,050,237             (924,712)              (125,525)                -
The Woods of Castleton                   2,025,681           (2,025,681)                     -                 -
Westpark Plaza                           1,846,469            2,423,597             (4,270,066)                -
Woodbridge                               1,077,161           (1,044,146)               (33,015)                -
Woodmeade South                          1,619,452           (1,619,452)                     -                 -
Youngstoun                                 935,861             (935,861)                     -                 -
                                    --------------        -------------         --------------      ------------
   Subtotal                             18,586,328          (10,804,349)            (7,008,015)          773,964

Less dispositions:
Mountain View                       (422,593)             422,593               -                   -
Woodmeade South                         (1,619,452)           1,619,452                      -                 -
Overland Station                        (1,232,286)            (816,511)             1,274,833          (773,964)
Captain's Landing                       (1,057,682)           1,057,682                      -                 -
Oakwood Terrace                           (614,643)             614,643                      -                 -
Oakdale Manor                       (1,522,621)           1,522,621             -                   -
Westpark Plaza                          (1,846,469)          (2,423,597)             4,270,066                 -
Youngstoun                                (935,861)             935,861                      -                 -
                                    --------------        -------------         --------------      ------------
Subtotal                                (9,251,607)           2,932,744              5,544,899          (773,964)
                                    --------------        -------------         --------------      ------------

     Balance at

     December 31, 2000              $    9,334,721        $  (7,871,605)        $    (1,463,116)    $          -
                                    ==============        =============         ===============     ============

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)

4.   Investment in Local Limited Partnerships (continued)
     ---------------------------------------------------

(1) Included in cash distributions received is cumulative distribution income of $1,597,612, which was received from certain Local Limited Partnerships with carrying values of zero.

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested at December 31, 2000 and 1999 and for the years then ended is as follows:

Summarized Balance Sheets - as of December 31

                                                                                     2000                1999
                                                                                 -------------      ---------
Assets:
   Investment property, net                                                      $  18,444,024      $   21,359,484
   Other assets                                                                      3,598,311           3,856,406
                                                                                 -------------      --------------
     Total Assets                                                                $  22,042,335      $   25,215,890
                                                                                 =============      ==============

Liabilities and Partners' Deficiency:
   Long-term debt                                                                $  33,393,754      $   37,009,697
   Other liabilities                                                                 4,402,545           5,590,334
                                                                                 -------------      --------------
     Total Liabilities                                                              37,796,299          42,600,031

   Partners' Deficiency                                                            (15,753,964)        (17,384,141)
                                                                                 -------------      --------------
     Total Liabilities and Partners' Deficiency                                  $  22,042,335      $   25,215,890
                                                                                 =============      ==============


Summarized Income Statements
For the Twelve Months Ended December 31

                                                                                     2000                1999
                                                                                 -------------      ---------

Rental and other income                                                          $   9,227,443      $   10,903,185
                                                                                 -------------      --------------

Expenses:
   Operating expenses                                                                5,531,801           6,572,215
   Interest expense                                                                  2,653,429           3,457,167
   Depreciation and amortization                                                     1,360,457           1,603,735
                                                                                 -------------      --------------
     Total Expenses                                                                  9,545,687          11,633,117
                                                                                 -------------      --------------

Net loss before gain (loss) on sale                                                   (318,244)           (729,932)

Gain (loss) on sale of real estate                                                  (1,021,859)          7,627,449
                                                                                 -------------      --------------
Net income (loss)                                                                $  (1,340,103)     $    6,897,517
                                                                                 =============      ==============

Partnership's share of net income (loss)                                         $  (1,327,025)     $    7,067,541
                                                                                 =============      ==============

Other partners' share of net income (loss)                                       $     (13,078)     $     (170,024)
                                                                                 =============      ==============


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             (A Limited Partnership)



                  NOTES TO THE FINANCIAL STATEMENTS (continued)

4.   Investment in Local Limited Partnerships (continued)
     ---------------------------------------------------

The Partnership has not recognized equity losses of $1,514,189 and $906,638 in the years ended December 31, 2000 and 1999, respectively. These unrecognized losses relate to Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded their total investment. In addition, during the year ended December 31, 2000, the Partnership recognized $58,773 of previously unrecognized losses.

5. Federal Income Taxes

The following schedule reconciles the reported financial statement income to the income reported on Form 1065, US. Partnership Return of Income:

                                                                              2000              1999
                                                                         ------------          --------

Income per financial statements                                          $    243,992       $  3,572,935
Distribution income recognized for
   book purposes                                                             (128,391)          (126,726)
Equity in losses not recognized
   currently for book purposes                                             (1,327,025)         3,558,148
Net gain on disposition of Westpark for tax
   purposes in excess of gain for book purposes                                     -          7,139,567
Net gain on disposition of Youngstoun for tax
   purposes in excess of gain for book purposes                             2,888,106                  -
Net gain on disposition of Oakdale for tax
   purposes in excess of gain for book purposes                               697,144                  -
Additional depreciation and

   amortization for book (tax) purposes                                     2,252,970         (6,200,844)
                                                                         ------------       ------------
Income per tax return                                                    $  4,626,796       $  7,943,080
                                                                         ============       ============

The carrying value of the Partnership's Investment in Local Limited Partnerships for financial reporting purposes was approximately $26,556,000 greater than the carrying value of such assets for tax purposes in 2000. The difference was partially a result of the fact that, for financial reporting purposes, the Partnership does not recognize equity losses from a Local Limited Partnership once a Local Limited Partnership's carrying value has been reduced to zero. Such unrecognized losses totaled approximately $13,381,000 at December 31, 2000. The remaining differences were mainly due to accelerated depreciation taken for tax purposes. The carrying values of all other assets and liabilities was the same for financial reporting and tax purposes.

6.   Transactions with Affiliates

Included in general and administrative expenses are amounts that the Partnership has paid or are payable to an affiliate of the Managing General Partner for reimbursement of salaries and benefits.

In accordance with the Partnership Agreement, Lend Lease currently receives a Management Fee equal to 10% of the Partnership's share of Cash Flow from Local Limited Partnerships. However, the fee is subject to certain limitations and adjustments under certain circumstances. The fee is non-cumulative and is payable only from available Partnership funds. Management Fees totaling $12,839 and $18,924 were incurred during 2000 and 1999, respectively, which relate to cash distributions received in those years.

                  NOTES TO THE FINANCIAL STATEMENTS (continued)

7. Disposition of Investments in Local Limited Partnership

As previously reported, the local general partner for Westpark Plaza closed on the sale of the property on December 29, 1999. The Local Limited Partnership recognized proceeds in the amount of $8,250,000 and used $4,848,793 of the sale proceeds to pay off the mortgage. After the mortgage payoff, $3,200,000 of the remaining proceeds were distributed to the Partnership during 1999. The Partnership liquidated its interest in Westpark in early 2000 and received approximately $256,000 in final distributions, resulting in a $9,008 gain on liquidation of interest in Local Limited Partnership in 2000. $3,200,000 of the sale proceeds was distributed by the Partnership in 2000, with the remainder being retained in Reserves.

Throughout its history, Youngstoun, Phase II, located in Hagerstown, Maryland, operated at a deficit. The local general partner funded these deficits, well in excess of the Partnership's requirements. As of July 31, 2000, the local general partner chose to exercise its option to sell Youngstoun, Phase II, terminating the Partnership's interest in the property. The sale generated taxable income to the Partnership in the approximate amount of $137 per investor unit. The Partnership received guaranteed proceeds of $10,000 from the sale in 2000. Additional proceed of approximately $128,000 were received in March 2001. Both of these proceed amounts were recognized as a gain on liquidation of interest in Local Limited Partnership for the year ended December 31, 2000.