Form 10QSB
period 2001-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2001-05-15
CIK 354626

May   15, 2001





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended March 31, 2001

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

For the quarterly period ended  March 31, 2001
                               ------------------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For  the  transition period from                to
                                ---------------    -----------------

                      Commission file number      0-10057
                                                ------------------
              Boston Financial Apartments Associates, L.P.
------------------------------------------------------------------------------

     (Exact name of registrant as specified in its charter)

        Delaware                                04-2734133
---------------------------                -----------------------
(State or other jurisdiction of               (I.R.S. Employer
                                              incorporation or organization)



   101 Arch Street, Boston, Massachusetts                    02110-1106
-----------------------------------------------    ---------------------------
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)
                                TABLE OF CONTENTS







PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet - March 31, 2001 (Unaudited)                                              1

         Statements of Operations (Unaudited) - For the Three
            Months Ended March 31, 2001 and 2000                                                 2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended March 31, 2001                                            3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended March 31, 2001 and 2000                                                 4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

PART II - OTHER INFORMATION

Items 1-6                                                                                        8

SIGNATURE                                                                                        9

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                                  BALANCE SHEET

                                 March 31, 2001

                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $      777,151
Interest receivable                                                                               19,312
Marketable securities, at fair value                                                             978,965
Investments in Local Limited Partnerships (Note 1)                                                     -
                                                                                          --------------
     Total Assets                                                                         $    1,775,428
                                                                                          ==============


Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate                                                          $       32,391
   Accounts payable and accrued expenses                                                          47,438
                                                                                          --------------
     Total Liabilities                                                                            79,829

Partners' Equity                                                                               1,695,599
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    1,775,428

                                                                                           ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)




                                                                                        2001             2000
                                                                                    ------------     -----------

Revenue:
   Investment                                                                       $     35,331     $    43,438
   Other                                                                                   1,155             450
                                                                                    ------------     -----------

     Total Revenue                                                                        36,486          43,888
                                                                                    ------------     -----------


Expenses:
   General and administrative
     (includes reimbursement to affiliate in the
     amounts of $21,286 and $19,976, respectively)                                        29,614          28,737
                                                                                    ------------     -----------


Income before equity in loss of Local
   Limited Partnership                                                                     6,872          15,151

Equity in loss of Local Limited Partnerships                                                   -         (36,883)
                                                                                    ------------     -----------


Net Income (Loss)                                                                   $      6,872     $   (21,732)
                                                                                    ============     ============

Net Income (Loss) allocated:
   To General Partners                                                          $           344     $       389
   To Limited Partners                                                                    6,528         (22,121)
                                                                                    ------------     -----------

                                                                                    $      6,872     $   (21,732)
                                                                                    ============     ============


Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                                                              $       0.30     $     (1.01)

                                                                                    ============     =============


                 The accompanying notes are an integral part of
                           these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)





                                                                                     Net
                                                General           Limited        Unrealized
                                                Partners         Partners           Gains             Total
                                            --------------    -------------     -------------    -------------

Balance at December 31, 2000                $     (806,755)   $   2,486,083     $      17,005    $   1,696,333
                                            --------------    -------------     -------------    -------------


Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                       -                -            (7,606)          (7,606)
   Net Income                                          344            6,528                 -            6,872
                                            --------------    -------------     -------------    -------------

Comprehensive Income (Loss)                            344            6,528            (7,606)            (734)
                                            --------------    -------------     -------------    -------------


Balance at March 31, 2001                   $     (806,411)   $   2,492,611     $       9,399    $   1,695,599
                                            ==============    =============     =============    =============



                 The accompanying notes are an integral part of
                           these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                                2001               2000
                                                                          -------------        -------------

Net cash provided by operating activities                                 $     154,275        $      26,007

Net cash provided by (used for) investing activities                            300,380              (23,974)

Net cash used for financing activities                                                -           (3,200,000)
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                            454,655           (3,197,967)

Cash and cash equivalents, beginning                                            322,496            3,359,153
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $     777,151        $     161,186
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-KSB for the year ended December 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.


1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in seven Local Limited Partnerships which own and operate multi-family housing complexes. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2001:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                              $     8,778,268

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized losses
   of $13,469,006)                                                                                (7,718,220)

Cash distributions received from Local Limited
   Partnerships                                                                                   (1,463,116)
                                                                                              ---------------

Investments in Local Limited Partnerships before
   adjustments                                                                                      (403,068)

Excess of investment costs over the underlying net assets acquired:

   Acquisition costs                                                                                 556,453

   Accumulated amortization of acquisition costs                                                    (153,385)
                                                                                             ----------------

Investments in Local Limited Partnerships                                                     $             -
                                                                                              ===============

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the three months ended March 31, 2001 is $87,670. For the three months ended March 31, 2001, the Partnership has not recognized $138,652 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the three months ended March 31, 2001, the Partnership recognized $50,982 of equity in losses, which were previously unrecognized.

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

Liquidity and Capital Resources


At March 31, 2001, the Partnership had cash and cash equivalents of $777,151 compared with $322,496 at December 31, 2000. The increase in cash and cash equivalents is primarily the result of proceeds from sales of marketable securities and the receipt of proceeds from the liquidation of interest in Youngstoun, Phase II.

At March 31, 2001, approximately $1,013,000 has been reserved and is partially invested in various marketable securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at March 31, 2001, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2001 and there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the three months ended March 31, 2001 resulted in net income of $6,872, as compared to a net loss of $21,732 for the same period in 2000. The increase in net income is primarily due to a decrease in equity in loss of Local Limited Partnerships. Equity in loss of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Fund of Local Limited Partnerships whose cumulative equity in losses exceed its total investment in those Partnerships.

The equity in loss of Local Limited Partnerships was zero due to cumulative losses and cumulative distributions in excess of the investment in the Local Limited Partnerships. Please refer to the section entitled `Property Discussions' section for more information on the property operations.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Property Discussions

As of March 31, 2001, the Partnership's investment portfolio consisted of investments in seven local limited partnerships, each of which owned and operated a multi-family investment property. The average occupancy of the properties was 90% at March 31, 2001.

Of the seven investments, two are experiencing operating difficulties; Buttonwood Tree (Wichita, Kansas) and Pheasant Ridge (Moline, Illinois).

Occupancy at Buttonwood Tree (Wichita, Kansas) declined to 73% at March 31, 2000. This decrease in occupancy is primarily due to the declining curb appeal of the property. Although the interiors of the rental units are in good condition, the exterior of the buildings shows significant wear. In addition, the roofs at the property, which are reaching the end of their expected lives, were damaged in a recent windstorm and will require replacement in the near future. Insurance proceeds will help defray the cost of replacing the roofs. The local general partner has attempted to secure new financing for the property in order to address the capital needs of the property but has not been successful. Therefore, the local general partner has begun to develop a plan to dispose of the property.

Although Pheasant Ridge (Moline, Illinois) maintains stabilized occupancy, the property's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. The Local General Partner continues to fund this deficit, as it has in past years, through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the property.

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None


                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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




                                BOSTON FINANCIAL APARTMENTS
                                ASSOCIATES, L.P.


                           By       BFTG Residential Properties, Inc.
                                    its Managing General Partner


                                    /s/Michael H. Gladstone
                                    --------------------------
                                    Michael H. Gladstone
                                    Director

Dated:   May  15, 2001