Form 10QSB
period 2001-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2001-08-14
CIK 354626

August  14 , 2001




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended June 30, 2001
         File Number 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


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

For the quarterly period ended                    June 30, 2001
                                           ------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                                 -----------------       -----------------------

                         Commission file number 0-10057


                   Boston Financial Apartments Associates, L.P.

               Exact name of registrant as specified in its charter)


                         Delaware                        04-2734133
------------------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


          101 Arch Street, Boston, Massachusetts          02110-1106
-------------------------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)


(Registrant's telephone number, including area code)     (617) 439-3911
-------------------------------------------------------------------------------


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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2001                         1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended June 30, 2001 and 2000                            2

         Statement of Changes in Partners' Equity (Deficiency)
         (Unaudited) - For the Six Months Ended June 30, 2001              3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended June 30, 2001 and 2000                            4

         Notes to the Financial Statements (Unaudited)                     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            6

PART II - OTHER INFORMATION

Items 1-6                                                                  8

SIGNATURE                                                                  9

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)




Assets

Cash and cash equivalents                                      $    1,295,322
Interest receivable                                                    12,991
Marketable securities, at fair value                                  669,735
Investments in Local Limited Partnerships (Note 1)                          -
                                                               --------------
     Total Assets                                              $    1,978,048
                                                               ==============


Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate                               $       30,157
   Accounts payable and accrued expenses                              136,942
                                                               --------------
     Total Liabilities                                                167,099

Partners' Equity                                                    1,804,308
Net unrealized gains on marketable securities                           6,641
                                                               --------------
     Total Partners' Equity                                         1,810,949
                                                               ---------------
     Total Liabilities and Partners' Equity                    $    1,978,048
                                                               ==============

The accompanying notes are integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                 Three Months Ended                    Six Months Ended
                                             June 30,         June 30,             June 30            June 30,
                                               2001             2000                2001                2000
                                          -------------     -------------       -------------     --------------

Revenue:
   Distribution income                    $     128,707     $     128,391       $     128,707      $     128,391
   Investment                                    24,464            18,540              59,795             61,978
   Other                                            300               750               1,455              1,200
                                          -------------     -------------       -------------      -------------
     Total Revenue                              153,471           147,681             189,957            191,569
                                          -------------     -------------       -------------      -------------

Expenses:
   General and administrative
     (includes reimbursement to affiliate
      in the amounts of $38,573 and
      $49,376, in 2001 and 2000,
      respectively)                              22,492            45,917              52,106             74,654
   Management Fees, related party                12,871                 -              12,871                  -
                                          -------------     -------------       -------------      -------------
     Total Expenses                              35,363            45,917              64,977             74,654
                                          -------------     -------------       -------------      -------------

Income before equity in loss
   of Local Limited Partnership                 118,108           101,764             124,980            116,915

Equity in loss of Local Limited
   Partnership                                        -                 -                   -            (36,883)
                                          -------------     -------------       -------------      --------------

Net Income                                $     118,108     $     101,764       $     124,980      $      80,032
                                          =============     =============       =============      =============

Net Income allocated:
   General Partners                       $       5,905     $       5,088       $       6,249      $       5,477
   Limited Partners                             112,203            96,676             118,731             74,555
                                          -------------     -------------       -------------      -------------
                                          $     118,108     $     101,764       $     124,980      $      80,032
                                          =============     =============       =============      =============

Net Income per Limited Partnership
   Unit (21,915 Units)                    $        5.12     $        4.41       $        5.42      $        3.40
                                          =============     =============       =============      =============

The accompanying notes are integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)



                                                                                 Net
                                          General            Limited         Unrealized
                                        Partners            Partners            Gains            Total
                                       -----------        -------------    -------------     -------------

Balance at December 31, 2000           $   (806,755)      $   2,486,083    $      17,005     $   1,696,333
                                       ------------       -------------    -------------     -------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                -                   -          (10,364)          (10,364)
   Net Income                                 6,249             118,731                -           124,980
                                       ------------       -------------    -------------     --------------
Comprehensive Income (Loss)                   6,249             118,731          (10,364)          114,616
                                       ------------       -------------    -------------     --------------

Balance at June 30, 2001               $   (800,506)      $   2,604,814    $       6,641     $   1,810,949
                                       ============       =============    =============     ==============


The accompanying notes are integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                               2001                2000
                                                                          -------------        -------------

Net cash provided by operating activities                                 $     235,594        $      30,247

Net cash provided by (used for) investing activities                            737,232              (13,759)


Net cash used for financing activity                                                  -           (3,200,000)
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                            972,826           (3,183,512)

Cash and cash equivalents, beginning                                            322,496            3,359,153
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $   1,295,322        $     175,641
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                        Notes to the Financial Statements
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended December 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in seven Local Limited Partnerships which own and operate multi-family housing complexes. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2001:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                              $     8,778,268

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $13,882,106)                                                                         (7,589,513)

Cash distributions received from Local Limited
   Partnerships                                                                                   (1,591,823)
                                                                                             ---------------

Investments in Local Limited Partnerships before
   adjustments                                                                                      (403,068)

Excess of investment costs over the underlying net assets acquired:

   Acquisition costs                                                                                 556,453

   Accumulated amortization of acquisition costs                                                    (153,385)
                                                                                             ---------------

Investments in Local Limited Partnerships                                                    $             -
                                                                                             ===============

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the six months ended June 30, 2001 is $372,063, all of which is not recognized because cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the six months ended June 30, 2001, the Partnership recognized $51,104 of equity in losses, which were previously unrecognized.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of $1,295,322 compared with $322,496 at December 31, 2000. The increase in cash and cash equivalents is primarily the result of proceeds from sales of marketable securities and the receipt of proceeds from the liquidation of the Partnership's interest in Youngstoun, Phase II.

At June 30, 2001, $1,013,000 has been reserved and is partially invested in various marketable securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner of the Partnership deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a Limited Partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at June 30, 2001, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2001 and there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the three and six months ended June 30, 2001 resulted in net income of $118,108 and $124,980, as compared to net income of $101,764 and $80,032 for the same periods in 2000. The increase in net income is primarily due to a decrease in equity in loss of Local Limited Partnerships, and a decrease in general and administrative expense. Equity in loss of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships whose cumulative equity in losses exceed its total investment in these Local Limited Partnerships.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

As of June 30, 2001, the Partnership's investment portfolio consisted of investments in seven Local Limited Partnerships, each of which owned and operated a multi-family investment property. The average occupancy of the Properties was 91% at June 30, 2001.

Of the seven investments, two are experiencing operating difficulties; Buttonwood Tree (Wichita, Kansas) and Pheasant Ridge (Moline, Illinois).

Occupancy at Buttonwood Tree continues to suffer from low occupancy levels primarily due increased competition from newer properties. As a result, the Property does not generate sufficient cash to meet debt service payments and to fund the increasing level of maintenance required to sustain the curb appeal of the Property. Although the interiors of the rental units are in good condition, the exterior of the buildings shows significant wear. The Local General Partner diligently attempted to secure new financing in order to address the capital needs of the Property but did not succeed. Therefore, the Local General Partner has listed the Property for sale. We believe that the Property will be sold before December 31, 2001.

Although Pheasant Ridge maintains stabilized occupancy, the Property's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Due to the increased level of maintenance and repair, the property currently operates at a deficit. The Local General Partner funds this deficit through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the property.

The Managing General Partner continues to explore any opportunities for the sale of the remaining Local Limited Partnership interests. At this time, there are no plans for sales in the immediate future.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)      Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:   August 14 ,  2001          BOSTON FINANCIAL APARTMENTS
                                    ASSOCIATES, L.P.



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