Form 10QSB
period 2001-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2001-11-13
CIK 354626

November 14, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended September 30, 2001 File Number 0-10057


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

For the quarterly period ended      September 30, 2001
                                -----------------------------------------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                                 ------------------    ------------------------
                    Commission file number 0-10057
                                          ------------------------------

                  Boston Financial Apartments Associates, L.P.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                          04-2734133
----------------------------------              --------------------------
(State or other jurisdiction
of incorporation or organization)          (I.R.S. Employer Identification No.)



  101 Arch Street, Boston, Massachusetts               02110-1106
-------------------------------------------         -----------------------
 (Address of principal executive offices)              (Zip Code)


(Registrant's telephone number, including area code)    (617) 439-3911
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2001                                          1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended September 30, 2001 and 2000                                             2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended September 30, 2001                                         3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended September 30, 2001 and 2000                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

PART II - OTHER INFORMATION

Items 1-6                                                                                        8

SIGNATURE                                                                                        9

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $    1,383,687
Interest receivable                                                                               11,380
Marketable securities, at fair value                                                             569,415
Investments in Local Limited Partnerships (Note 1)                                                     -
                                                                                          --------------
     Total Assets                                                                         $    1,964,482
                                                                                          ==============


Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate                                                          $       29,229
   Accounts payable and accrued expenses                                                         118,032
                                                                                          --------------
     Total Liabilities                                                                           147,261

Partners' Equity                                                                               1,809,722
Net unrealized gains on marketable securities                                                      7,499
                                                                                          --------------
     Total Partners' Equity                                                                    1,817,221
                                                                                          ---------------
     Total Liabilities and Partners' Equity                                               $    1,964,482
                                                                                          ==============


                 The accompanying notes are an integral part of
                          these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                     Three Months Ended                     Nine Months Ended
                                            September 30,        September 30,     September 30,      September 30,
                                                 2001                2000               2001              2000
                                            --------------      -------------       -------------    --------------

Revenue:
   Distribution income                      $            -      $      10,000       $     128,707    $      138,391
   Investment                                       21,880             19,891              81,675            81,869
   Other                                             7,800                225               9,255             1,425
                                            --------------      -------------       -------------    --------------
     Total Revenue                                  29,680             30,116             219,637           221,685
                                            --------------      -------------       -------------    --------------

Expenses:
   General and administrative
     (includes reimbursements to affiliate in
     the amounts of $50,516 and $70,826
     in 2001 and 2000, respectively)                24,266             30,962              76,372           105,616
   Management fees, related party                        -                  -              12,871                -
                                            --------------      -------------       -------------    -------------
     Total Expenses                                 24,266             30,962              89,243           105,616
                                            --------------      -------------       -------------    --------------
Income (Loss) before equity in income of
   Local Limited Partnership                         5,414               (846)            130,394           116,069

Equity in income of Local Limited
   Partnership                                           -             45,891                   -             9,008
                                            --------------      -------------       -------------    --------------
Net Income                                  $        5,414      $      45,045       $     130,394    $      125,077
                                            ==============      =============       =============    ==============

Net Income allocated:
   To General Partners                      $          271      $         417       $       6,520    $        5,894
   To Limited Partners                               5,143             44,628             123,874           119,183
                                            --------------      -------------       -------------    --------------
                                            $        5,414      $      45,045       $     130,394    $      125,077
                                            ==============      =============       =============    ==============
Net Income per Limited Partnership
   Unit (21,915 Units)                      $         0.23      $         2.04      $        5.65    $         5.44
                                            ==============      ==============      =============    ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)



                                                                                 Net
                                          General            Limited         Unrealized
                                        Partners            Partners            Gains            Total
                                        ----------        -------------    -------------     -------------


Balance at December 31, 2000           $   (806,755)      $   2,486,083    $      17,005     $   1,696,333
                                       ------------       -------------    -------------     -------------

Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                 -                  -           (9,506)           (9,506)
   Net Income                                 6,520             123,874                -           130,394
                                       ------------       -------------    -------------     --------------
Comprehensive Income (Loss)                   6,520             123,874           (9,506)          120,888
                                       ------------       -------------    -------------     --------------

Balance at September 30, 2001             $(800,235)     $    2,609,957       $    7,499      $  1,817,221
                                          =========       ==============       ==========     =============

                 The accompanying notes are an integral part of
                          these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                               2001                2000
                                                                          -------------        -------------

Net cash provided by operating activities                                 $     221,937        $      29,914

Net cash provided by (used for) investing activities                            839,254              (16,776)

Net cash used for financing activity                                                  -           (3,200,000)
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                          1,061,191           (3,186,862)

Cash and cash equivalents, beginning                                            322,496            3,359,153
                                                                          -------------        -------------
Cash and cash equivalents, ending                                         $   1,383,687        $     172,291
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

The following is a summary of investments in Local Limited Partnerships at September 30, 2001:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                              $     8,778,268

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $14,199,682)                                                                         (7,589,513)

Cash distributions received from Local Limited
   Partnerships                                                                                   (1,591,823)
                                                                                             ---------------

Investments in Local Limited Partnerships before
   adjustments                                                                                      (403,068)

Excess of investment costs over the underlying net assets acquired:

   Acquisition costs                                                                                 556,453

   Accumulated amortization of acquisition costs                                                    (153,385)
                                                                                             ---------------

Investments in Local Limited Partnerships                                                    $             -
                                                                                             ===============

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the nine months ended September 30, 2001 is $689,639, all of which is not recognized because cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the nine months ended September 30, 2001, the Partnership recognized $53,901 of equity in losses, which were previously unrecognized.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of $1,383,687 compared with $322,496 at December 31, 2000. The increase in cash and cash equivalents was primarily the result of proceeds from sales of marketable securities and the receipt of proceeds from the liquidation of the Partnership's interest in Youngstoun, Phase II.

At September 30, 2001, $1,013,000 has been reserved. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner of the Partnership deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a Limited Partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at September 30, 2001, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2001 and there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2001 resulted in net income of $5,414, as compared to a net income of $45,045 for the same period in 2000. The decrease in net income is primarily due to a decrease in equity in income of Local Limited Partnerships.

Nine Month Period

The Partnership's results of operations for the nine months ended September 30, 2001 resulted in net income of $130,394, as compared to net income of $125,077 for the same period in 2000. The increase in net income is primarily due to a decrease in general and administrative expenses which is partially offset by a decrease in equity in income of Local Limited Partnerships. General and administrative expenses have decreased in 2001 due to decreased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The decreased charges pertained to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership. Equity in income of Local Limited Partnerships decreased due to an increase in unrecognized losses by the Partnership of Local Limited Partnerships whose cumulative equity in losses exceed its total investment in these Local Limited Partnerships.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
--------------------------------

Nine Month Period (continued)
----------------------------

The equity in income of Local Limited Partnerships was zero due to cumulative losses and cumulative distributions in excess of the investment in the Local Limited Partnerships. Please refer to the section entitled `Property Discussions' section for more information on the property operations.

Property Discussions

As of September 30, 2001, the Partnership's investment portfolio consisted of investments in seven Local Limited Partnerships, each of which owned and operated a multi-family investment property. The average occupancy of the Properties was 91% at September 30, 2001.

Of the seven investments, two are experiencing operating difficulties; Buttonwood Tree (Wichita, Kansas) and Pheasant Ridge (Moline, Illinois).

Occupancy at Buttonwood Tree improved to 97% at September 30, 2001 due to recently completed deferred maintenance projects which have improved its appearance. However, there are many properties in the area that compete with Buttonwood Tree and rent levels are not sufficient to allow the Property to generate sufficient cash to meet debt service payments and to fund the increasing level of maintenance required to sustain the curb appeal of the Property. The Local General Partner diligently attempted to secure new financing in order to address the capital needs of the property but did not succeed. Subsequently, the Local General Partner listed the Property for sale based upon the existing real estate market conditions in the area where the Property is located and the Property's projected income performance. The Local General Partner selected a potential buyer from among multiple offers were made to purchase the Property. At this time, the potential buyer is performing its due diligence and we believe that the Property will be sold during the first quarter of 2002.

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

The Managing General Partner continues to explore any opportunities to dispose of the Partnership's remaining Local Limited Partnership interests. At this time, there are no plans for sales in the immediate future.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:   November 14, 2001            BOSTON FINANCIAL APARTMENTS
                                      ASSOCIATES, L.P.



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