Form 10KSB
period 2001-12-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2002-03-27
CIK 354626

March 29, 2002


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549



Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-KSB for Year Ended December 31, 2001
         File Number 0-10057


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

For the fiscal year ended                  December 31, 2001
                           ----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the transition period from___________________ to________________________


                         Commission file number 0-10057

                    Boston Financial Apartments Associates, L.P.
-----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

          Delaware                                    04-2734133
------------------------------------------------    ------------------------

    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
                                             incorporation or organization)

   101 Arch Street, Boston, Massachusetts                 02110-1106
--------------------------------------------   -------------------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                    --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
        Title of each class                        which registered
        -------------------                -------------------------------
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

                                    Yes X No

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                     Boston Financial Apartments Associates, L.P.
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001


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

                                     Table A

                                PARTNERSHIP DATA
                                   (UNAUDITED)

                                                                                                            Total
                                                                                                        Original Equity   % Total
                                                     Date                    Property                     and Debt --    Original
Local Limited                      Property        Interest  Completion      Occupancy     Number of     Local Limited    Equity
Partnerships (A)                   Location        Acquired     Date      at 12/31/01 (B) Apt. Units   Partnerships (C)  and Debt
----------------                   --------        --------     ----      --------------- ----------   ----------------  --------

Bear Creek                       Asheville, NC      08/25/83   1974             94%           140        $ 3,089,000       3.56%
Buttonwood Tree                  Wichita, KS        03/29/82   1982             99%           216          8,341,000       9.62%
Captain's Landing (D)            Galveston, TX      10/14/82   1984             n/a           174          5,392,000       6.22%
Chelsea Village                  Indianapolis, IN   07/02/82   1983             88%           246          9,179,000      10.59%
Mountain View (D)                Johnson City, TN   12/08/82   1983             n/a            60          2,249,000       2.60%
Oakdale Manor (D)                Beaumont, TX       05/05/83   1981             n/a           152          4,905,000       5.66%
Oakwood Terrace (D)              Chattanooga, TN    08/13/82   1983             n/a           100          3,254,000       3.75%
Overland Station (D)             Boise, ID          02/24/82   1978             n/a           160          4,480,000       5.17%
Park Hill                        Lexington, KY      04/22/82   1980             91%           132          3,935,000       4.54%
Pheasant Ridge                   Moline, IL         07/07/82   1978             77%           216          5,526,000       6.38%
The Woods of Castleton           Indianapolis, IN   05/28/82   1983             88%           260          9,824,000      11.34%
Westpark Plaza (D)               Chico, CA          04/05/82   1979             n/a           240          7,519,000       8.68%
Woodbridge                       Bloomington, IN    07/09/82   1983             89%           140          5,321,000       6.14%
Woodmeade South (D)              Knoxville, TN      04/07/82   1983             n/a           242          8,619,000       9.95%
Youngstoun (D)                   Hagerstown, MD     02/18/83   1984             n/a           120          5,027,000       5.80%
                                                                                             ------      -------------   ---------
                                                                                              2,598        $86,660,000     100.00%
                                                                                              =====        ===========     =======

(A) The Partnership's original interest in profits and losses of each Local Limited Partnership arising from normal operations was approximately 99%. Profits and losses arising from certain capital transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

(B) Property Occupancy is shown as of each Local Limited Partnership's respective fiscal year end, which is December 31, 2001.

(C) Includes equity contributed to the Local Limited Partnership plus the outstanding principal balance of its mortgage loan at the date of purchase (or, in the case of new construction projects, at HUD Final Endorsement) and any notes made by the Partnership as part of its original purchase.

(D) The Partnership no longer holds an investment interest in Captain's Landing, Mountain View, Oakdale Manor, Oakwood Terrace, Overland Station, Westpark Plaza, Woodmeade South and Youngstoun as of December 31, 2001.

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Approximately $1,022,000 of the Gross Proceeds was originally designated as Reserves and invested in various securities to fund the ongoing operations of the Partnership. As of December 31, 2001, the Managing General Partner has designated approximately $1,011,000 as Reserves. The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate.

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

The Partnership has invested in highly leveraged Local Limited Partnerships. Since debt service is a significant fixed operating expense of a property, changing economic forces cause large fluctuations in cash flow from operations; that is, highly leveraged investments carry greater risk. As a result, break-even operations require higher revenues, but cash flow from operations increases quickly as operations improve over break-even. Conversely, deficits increase quickly as operations fall below break-even.

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






Item 2.  Properties

As of December 31, 2001, the Partnership's investment portfolio consisted of investments in seven Local Limited Partnerships, each of which owned and operated a multi-family investment property. The average occupancy of the Properties was 89% at December 31, 2001.

Of the seven investments, two are experiencing operating difficulties; Buttonwood Tree (Wichita, Kansas) and Pheasant Ridge (Moline, Illinois).

Recently completed deferred maintenance projects have improved the appearance of Buttonwood Tree and resulted in improved occupancy, which was 99% at December 31, 2001. However, there are many properties in the area that compete with Buttonwood Tree and rent levels are inadequate to allow the Property to generate sufficient cash to meet debt service payments and to fund the increasing level of maintenance required to sustain the curb appeal of the Property. The Local General Partner was not successful in securing new financing to address the capital needs of the property. Subsequently, the Local General Partner listed the Property for sale based upon the Property's projected income performance and the existing real estate market conditions in the area where the Property is located. The Local General Partner selected a potential buyer from among multiple offers that were made to purchase the Property. At this time, the potential buyer is performing its due diligence and we believe that the Property will be sold during April 2002.

Although Pheasant Ridge maintains stabilized occupancy, the Property's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Recent improvements have allowed the Property to maintain a high level of occupancy but the increasing maintenance and repair requirements have caused the Property to operate at a deficit. The Local General Partner funds this deficit through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property.

The Managing General Partner continues to explore any opportunities to dispose of the Partnership's remaining Local Limited Partnership interests. Currently, the Local General Partner at Bear Creek, located in Asheville, North Carolina, has offered to purchase the Partnership's interest in the Property. The Managing General Partner is reviewing the offer and plans to continue to negotiate in order to reach a mutually acceptable agreement. There are no plans to dispose of any other of the Partnership's Local Limited Partnership interests in the near future.

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

Bankruptcy plans for Woodmeade South Apartments and Mountain View Apartments became effective on March 24, 1996. In order for the Partnership to retain an equity interest in these properties, the bankruptcy plan required that the Partnership make additional contributions. The Managing General Partner of the Partnership decided that additional contributions would not be in the best interest of the Partnership. Consequently, the Partnership relinquished its equity interest in these two Local Limited Partnerships. These bankruptcies did not have an effect on the Partnership for financial reporting purposes since the Partnership is a limited partner and the two Local Limited Partnerships had a carrying value of zero. However, the Partnership was precluded from realizing any residual value of the properties upon liquidation.

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

Throughout its history, Youngstoun, Phase II, located in Hagerstown, Maryland, operated at a deficit. The Local General Partner funded these deficits, well in excess of the Partnership's requirements. As of July 31, 2000, the Local General Partner chose to exercise its option to sell Youngstoun, Phase II, terminating the Partnership's interest in the Property. The sale generated taxable income to the Partnership in the approximate amount of $137 per investor unit, which will be included in the 2000 Schedule K-1. The Partnership received guaranteed proceeds of $10,000 from the sale in 2000. Additional proceeds of approximately $128,000 were received in March 2001. Both of these proceeds were recognized as a gain on liquidation of interest in Local Limited Partnership for the year ended December 31, 2000.

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

The Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, as amended (the "Partnership Agreement"), imposes certain restrictions on the transfer of Units. For example, a transfer will not be permitted if: (i) counsel for the Partnership is of the opinion that such transfer would result, when considered with all other transfers within the previous twelve months, in the Partnership's being considered to have been terminated within the meaning of Section 708 of the Internal Revenue Code of 1986, as amended, or would result in the Partnership's being treated as a corporation for Federal income tax purposes; (ii) counsel for the Partnership shall determine that such transfer would violate any applicable federal or state securities laws (including those pertaining to investor suitability standards); or (iii) transferor or the transferee would thereafter hold less than five Units, except for transfers by gift or inheritance, inter-family transfers, transfers resulting from family dissolutions and certain other transactions. The Partnership need not recognize any transfer of Units unless an instrument of assignment complying with certain requirements set forth in the Partnership Agreement is filed with the Partnership and recorded on the Partnership's books, and the transferring parties reimburse the Partnership for any expenses incurred by it in connection with the transfer. Limited Partners seeking to transfer Units may also be subject to the securities laws of the state in which the transfer is to take place, in that certain states have imposed restrictions on the transfer of Units in the Partnership. For the years ended December 31, 2001 and 2000, a total of 1,232 and 55 Units, respectively, were transferred on the resale market. There were 2,040 and 2,196 record holders of Units of the Partnership at December 31, 2001 and 2000, respectively.

Cash distributions, when made, are paid annually. Cash available for distribution has been and, in the future, will be derived almost exclusively from distributions of cash flow from operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2002, and the return on investment to Limited Partners will consist primarily of net losses for federal income tax purposes used to offset Limited Partner passive income from the Partnership and other sources.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Accounting Policies

The Partnership's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

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





Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of $1,201,296, compared with $322,496 at December 31, 2000. The increase in cash and cash equivalents is a result of cash distributions received from a Local Limited Partnership and the proceeds from the maturities of marketable securities. The increase is offset by net cash used for operations and the purchase of marketable securities.

At December 31, 2001, approximately $1,011,000 has been designated as Reserves and is partially invested in various securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at December 31, 2001 and 2000, it did not have any contractual or other obligations to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2002 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

Fiscal year ended December 31, 2001 versus 2000

The Partnership's results of operations for the year ended December 31, 2001 resulted in net income of $121,412, as compared to net income of $243,992 in 2000. The decrease in net income is primarily due to a decrease in gain or liquidation of interests in Local Limited Partnerships. The decrease in gain or liquidation of interest in Local Limited Partnership is partially offset by a decrease in general and administrative expenses. General and administrative expenses have decreased in 2001 due to decreased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnerships. The decreased charges pertained to a decrease in the affiliate's allocation of operational and administrative expenses due to a decreased number of Local Limited Partnerships within the Partnership.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the two years ended December 31, 2001.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report on Form 10-KSB. See Index to Financial Statements and Schedules on page F-1 hereof.


Item 8.  Disagreements on Accounting and Financial Disclosure

None.








                                    PART III


Item 9.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The managing general partner of the Partnership is BFTG Residential Properties, Inc., a Massachusetts corporation (the "Managing General Partner" or "BFTG"), and is an affiliate of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The names, positions and ages of the executive officers and directors of BFTG are set forth below:

          Name                   Position                                Age

 Richard F. Burns       Principal, Head of Multifamily Investment Group   58

 Michael H. Gladstone   Principal, Member, Legal                          45

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

The business experience of each of the persons listed above is described below:

Richard F. Burns, age 58, Principal, Head of Multifamily Investment Group - Mr. Burns is responsible for portfolio management, investment strategy and client relations. He joined Lend Lease through its 1999 acquisition of Boston Financial, starting with Boston Financial in 1994. Before joining Boston Financial, Mr. Burns served as Director of Aldrich, Eastman & Waltch, LP, as its leading registered investment advisor. Prior to that, Mr. Burns served as COO, Marsh McLennan Real Estate Advisors and Vice President, John Hancock Mutual Life Insurance Company. During his career, Mr. Burns has been responsible for several billion dollars of real estate financing and investment. He is a regular guest lecturer at several university graduate programs and frequent speaker on real estate investment topics, has published articles in various industry publications and is a contributing author to a book on real estate development. Mr. Burns currently serves on a National Real Estate Advisory Council of Trust for Public Lands, and was the past president of the Real Estate Finance Association. He is a member of the National Association of Real Estate Investment Managers, Urban Land Institute, National Association of Real Estate Investment Trusts, Pension Real Estate Association, National Association of Industrial and Office Parks, Council of Logistics and National Realty Committee. He is also the Chairman of Board of Directors of Arch Street Funds I, II, and III, and member of Board of Directors of Project Hope. Mr. Burns is a graduate of Boston College (BS) and Boston University (MBA).

Michael H. Gladstone, age 45, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr.
Gladstone lectured at Harvard University on affordable housing matters, and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Item 10. Management Remuneration

Neither the directors and officers of BFTG nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.
Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

Under an agreement between the Partnership and Lend Lease, Lend Lease provides day-to-day management services in connection with the Partnership's investments in Local Limited Partnerships and receives certain reimbursements for such services. Currently, Lend Lease receives an annual fee (the "Management Fee") equal to 10% of the Partnership's share of cash flow from Local Limited Partnerships. However, the Management Fee is subject to certain limitations and to reduction under certain circumstances and is non-cumulative and payable only out of available Partnership funds. Since inception, Management Fees amounting to $226,140 have been paid to Lend Lease.

Information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and expenses reimbursed or reimbursable to Lend Lease and its affiliates during each of the two years ended December 31, 2001 is presented below and in Note 6 to the Financial Statements included in Item 7 of this Report on Form 10-KSB.

                                                   2001           2000
                                                ---------       --------

Salaries and benefits expense reimbursement     $  60,386       $ 79,259
Management Fees                                    12,871         12,839

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

     (b)   Audited financial statements of Investee Local Limited
           Partnerships

           None

     (c)   Reports on Form 8-K

           No Reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner



     By: /s/Michael H. Gladstone                          Date:  March 29, 2002
         -------------------------------
         Michael H. Gladstone
         Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/Michael H. Gladstone                          Date:  March 29, 2002
         -------------------------------
         Michael H. Gladstone
         Director

Item 14 (a).  Financial Statements and Supplementary Data



                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                      INDEX

                                                                     Sequential
                                                          Page No.    Page No.
                                                          --------    --------

Report of Independent Accountants                            F-2

Financial Statements:

    Balance Sheet - December 31, 2001                        F-3

    Statements of Operations - For the Years Ended
      December 31, 2001 and 2000                             F-4

    Statements of Partners' Equity - For the Years Ended
      December 31, 2001 and 2000                             F-5

    Statements of Cash Flows - For the Years
      Ended December 31, 2001 and 2000                       F-6

    Notes to the Financial Statements                        F-7



All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2001



Assets

Cash and cash equivalents                                                                    $ 1,201,296
Interest receivable                                                                                7,882
Marketable securities, at fair value (Note 3)                                                    739,661
Investment in Local Limited Partnerships (Note 4)                                                      -
                                                                                             -----------
     Total Assets                                                                            $ 1,948,839
                                                                                             ============

Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate (Note 6)                                                    $    24,095
   Accounts payable and accrued expenses                                                         119,934
                                                                                             -------------
     Total Liabilities                                                                           144,029

Partners' Equity                                                                               1,804,810
                                                                                             -----------
     Total Liabilities and Partners' Equity                                                  $ 1,948,839
                                                                                             ===========

              The accompanying notes are an integral part of these
                             financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000



                                                                              2001                 2000
                                                                         ------------          -------------
Revenue:
   Distribution income (Note 2)                                          $     134,845         $     128,391
   Investment                                                                   98,029               102,528
   Other                                                                         9,530                 1,525
                                                                         -------------         -------------
     Total Revenue                                                             242,404               232,444
                                                                         -------------         -------------

Expenses:
   General and administrative expenses (includes
     reimbursements to affiliate in the amounts of
     $60,386 and $79,259, respectively) (Note 6)                               108,121               122,661
   Management Fees, related party (Note 6)                                      12,871                12,839
                                                                         -------------         -------------
     Total Expenses                                                            120,992               135,500
                                                                         -------------         -------------
Income before equity in income of Local
   Limited Partnerships and gain on liquidation                                121,412                96,944

Equity in income of Local Limited
   Partnerships (Note 4)                                                             -                     -
Gain on liquidation of interests in Local Limited
   Partnerships                                                                      -               147,048
                                                                         -------------         -------------

Net Income                                                               $     121,412         $     243,992
                                                                         =============         =============

Net Income allocated:
   To General Partners                                                   $       6,071         $       6,318
   To Limited Partners                                                         115,341               237,674
                                                                         -------------         -------------
                                                                         $     121,412         $     243,992
                                                                         =============         =============
Basic Net Income per Limited Partnership
   Unit (21,915 Units)                                                   $        5.26         $       10.84
                                                                         =============         =============

            The accompanying notes are an integral part of these
                             financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
                 For the Years Ended December 31, 2001 and 2000


                                                                                  Net
                                                                                Unrealized
                                               General         Limited           Gains
                                              Partners        Partners          (Losses)           Total
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 1999              $    (813,073)    $   5,448,409   $         (5,720)  $   4,629,616
                                          -------------     -------------   ----------------   -------------

Cash Distribution                                     -        (3,200,000)                 -      (3,200,000)
                                          -------------     -------------   ----------------   -------------

Comprehensive Income:
   Change in net unrealized
     losses on marketable securities
     available for sale                               -                 -             22,725          22,725
   Net Income                                     6,318           237,674                  -         243,992
                                          -------------     -------------   ----------------   -------------
Comprehensive Income                              6,318           237,674             22,725         266,717
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2000                   (806,755)        2,486,083             17,005       1,696,333
                                          -------------     -------------   ----------------   -------------

Comprehensive Income (Loss):
   Change in net unrealized
       gains on marketable securities
       available for sale                             -                 -            (12,935)        (12,935)
   Net Income                                     6,071           115,341                  -         121,412
                                          -------------     -------------   ----------------   -------------
Comprehensive Income (Loss)                       6,071           115,341            (12,935)        108,477
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2001              $    (800,684)    $   2,601,424   $          4,070   $   1,804,810
                                          =============     =============   ================   =============

            The accompanying notes are an integral part of these
                             financial statements.

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000





                                                                                 2001                 2000
                                                                             -------------       -------------
Cash flows from operating activities:
   Net income                                                                $     121,412       $     243,992

   Adjustments to reconcile net income
     to net cash provided by (used for) operating activities:
     Gain on liquidation of interest in Local Limited Partnership                        -            (137,048)
     Distribution income included in cash distributions
       received from Local Limited Partnerships                                   (134,845)           (128,391)
     Gains on sales and maturities of marketable securities                         (4,236)             (1,776)
     Increase (decrease) in cash arising from changes in
       operating assets and liabilities:
       Accounts receivable                                                         128,040                   -
       Interest receivable                                                           6,568              (1,786)
       Accounts payable to affiliate                                                12,991               3,948
Accounts payable and accrued expenses                                               76,469               6,285
                                                                             -------------       -------------
Net cash provided by (used for) operating activities                               206,399             (14,776)
                                                                             -------------       -------------
Cash flows from investing activities:
   Purchases of marketable securities                                           (1,223,402)         (1,357,493)
   Proceeds from sales and maturities of
     marketable securities                                                       1,760,958           1,151,330
Cash distributions received from Local
     Limited Partnerships                                                          134,845             384,282
                                                                             -------------       -------------
Net cash provided by investing activities                                          672,401             178,119
                                                                             -------------       -------------
Cash flows from financing activities:
   Cash distribution                                                                     -          (3,200,000)
                                                                             -------------       -------------
Net cash used for financing activities                                                   -          (3,200,000)
                                                                             -------------       -------------

Net increase (decrease) in cash and cash equivalents                               878,800          (3,036,657)

Cash and cash equivalents, beginning                                               322,496           3,359,153
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $   1,201,296       $     322,496
                                                                             =============       =============

Supplemental Disclosure:
   Non-cash Investing Activities:
     Proceeds from liquidation of Local Limited Partnership
       included in due from Local Limited Partnership                        $           -       $     128,040
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

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. At December 31, 2001, the Managing General Partner has designated approximately $1,011,000 as Reserves. Such Reserves may be increased or decreased as deemed appropriate from time to time by the Managing General Partner. Substantially all of these Reserves are invested for the purpose of providing revenue to the Partnership for ongoing operations and contingencies.

2.  Significant Accounting Policies
    --------------------------------

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

Marketable securities consist primarily of U.S. Treasury Notes, mortgage-backed and various other asset-backed investment vehicles. The Partnership's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains or losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as separate components of partners' equity.

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

3.   Marketable Securities

A summary of marketable securities at December 31, 2001 is as follows:

                                                                   Gross          Gross
                                                               Unrealized      Unrealized       Fair
                                                 Cost              Gains         Losses         Value
                                             -------------     -----------    -----------    -----------
Debt securities issued by the US
   Treasury and other US government
   agencies                                  $     725,630     $    4,377     $      (585)   $   729,422

Mortgage backed securities                           9,961            278               -         10,239
                                             -------------     ----------     -----------    -----------

Balance at December 31, 2001                 $     735,591     $    4,655     $      (585)   $   739,661
                                             =============     ==========     ===========    ===========

The contractual maturities at December 31, 2001 are as follows:
                                                                                                Fair
                                                                                  Cost          Value
                                                                              -----------    -----------

     Due in less than one year                                                $   425,364    $   426,118
     Due in one year to five years                                                300,266        303,304
     Mortgage backed securities                                                     9,961         10,239
                                                                              -----------    ------------
                                                                              $   735,591    $   739,661
                                                                              ===========    ============

                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (continued)



3.   Marketable Securities (continued)
     --------------------------------

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales and maturities of marketable securities were approximately $1,761,000 and $1,151,000 during the years ended December 31, 2001 and 2000, respectively. Included in investment income are gross gains of $4,236 that were realized on the sales in 2001 and gross gains of $1,834 and gross losses of $58 that were realized on the sales in 2000.

4.   Investment in Local Limited Partnerships

The following is a summary of investments in Local Limited Partnerships at December 31, 2001:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                          $     8,778,268

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $14,208,703)                                                 (7,583,375)

Cash distributions received from Local Limited Partnerships                                       (1,597,961)
                                                                                             --------------- -

Investments in Local Limited Partnerships before adjustments                                        (403,068)

Excess of investment costs over the underlying net assets acquired:

   Acquisition costs                                                                                 556,453

   Accumulated amortization of acquisition costs                                                    (153,385)
                                                                                             --------------- -

Investments in Local Limited Partnerships                                                    $             -
                                                                                             ===============


                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (continued)


4.   Investment in Local Limited Partnerships (continued)
     ---------------------------------------------------

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested at December 31, 2001 and 2000 and for the years then ended is as follows:

Summarized Balance Sheets - as of December 31
                                                                                     2001                2000
                                                                                 -------------      --------------
Assets:
   Investment property, net                                                      $  17,492,454      $   18,444,024
   Other assets                                                                      3,465,001           3,598,311
                                                                                 -------------      --------------
     Total Assets                                                                $  20,957,455      $   22,042,335
                                                                                 =============      ==============

Liabilities and Partners' Deficiency:
   Long-term debt                                                                $  32,948,779      $   33,393,754
   Other liabilities                                                                 4,592,165           4,402,545
                                                                                 -------------      --------------
     Total Liabilities                                                              37,540,944          37,796,299
   Partners' Deficiency                                                            (16,583,489)        (15,753,964)
                                                                                 -------------      --------------
     Total Liabilities and Partners' Deficiency                                  $  20,957,455      $   22,042,335
                                                                                 =============      ==============


Summarized Income Statements
For the Twelve Months Ended December 31
                                                                                     2001                2000
                                                                                 -------------      --------------

Rental and other income                                                          $   8,861,948      $    9,227,443
                                                                                 -------------      --------------

Expenses:
   Operating expenses                                                                5,818,993           5,531,801
   Interest expense                                                                  2,459,143           2,653,429
   Depreciation and amortization                                                     1,283,330           1,360,457
                                                                                 -------------      --------------
     Total Expenses                                                                  9,561,466           9,545,687
                                                                                 -------------      --------------

Net loss before loss on sale                                                          (699,518)           (318,244)

Loss on sale of real estate                                                                  -          (1,021,859)
                                                                                 -------------      --------------
Net Loss                                                                         $    (699,518)     $   (1,340,103)
                                                                                 =============      ==============

Partnership's share of net loss                                                  $    (692,522)     $   (1,327,025)
                                                                                 =============      ==============

Other partners' share of net loss                                                $      (6,996)     $      (13,078)
                                                                                 =============      ==============


                 BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


4.   Investment in Local Limited Partnerships (continued)
     ---------------------------------------------------

The Partnership has not recognized equity losses of $754,286 and $1,514,189 in the years ended December 31, 2001 and 2000, respectively. These unrecognized losses relate to Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded their total investment. In addition, during the year ended December 31, 2001, the Partnership recognized $61,764 of previously unrecognized losses.

5. Federal Income Taxes

The following schedule reconciles the reported financial statement income to the income reported on Form 1065, US. Partnership Return of Income:

                                                                              2001              2000
                                                                         ------------       ------------

Income per financial statements                                          $    121,412       $    243,992
Distribution income recognized for
   book purposes                                                             (134,845)          (128,391)
Net gain on disposition of Youngstoun for tax
   purposes in excess of gain for book purposes                                     -          2,888,106
Net gain on disposition of Oakdale for tax
   purposes in excess of gain for book purposes                                     -            697,144
Equity in income recognized for tax purposes                                  648,405            925,945
Other differences, net                                                           (868)                 -
                                                                         ------------       ------------
Income per tax return                                                    $    634,104       $  4,626,796
                                                                         ============       ============

The carrying value of the Partnership's Investment in Local Limited Partnerships for financial reporting purposes was approximately $26,042,000 greater than the carrying value of such assets for tax purposes in 2001. The difference was partially a result of the fact that, for financial reporting purposes, the Partnership does not recognize equity losses from a Local Limited Partnership once a Local Limited Partnership's carrying value has been reduced to zero. Such unrecognized losses totaled approximately $14,209,000 at December 31, 2001. The remaining differences were mainly due to accelerated depreciation taken for tax purposes. The carrying values of all other assets and liabilities was the same for financial reporting and tax purposes.

6.   Transactions with Affiliates

Included in general and administrative expenses are amounts that the Partnership has paid or are payable to an affiliate of the Managing General Partner for reimbursement of salaries and benefits.

In accordance with the Partnership Agreement, Lend Lease currently receives a Management Fee equal to 10% of the Partnership's share of Cash Flow from Local Limited Partnerships. However, the fee is subject to certain limitations and adjustments under certain circumstances. The fee is non-cumulative and is payable only from available Partnership funds. Management Fees totaling $12,871 and $12,839 were incurred during 2001 and 2000, respectively, which relate to cash distributions received in those years.

                        Report of Independent Accountants


To the Partners of
Boston Financial Apartments Associates, L.P.
(A Limited Partnership):


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Apartments Associates, L.P. (the "Partnership") as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $0 at December 31, 2001, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $0 for each of the years ended December 31, 2001 and 2000. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
March 29, 2002
Boston, Massachusetts