Form 10QSB
period 2002-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2002-05-15
CIK 354626

May 14,  2002


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended March 31, 2002 File No. 0-10057


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

For the quarterly period ended      March 31, 2002
                              ------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from        to
                              --------   -------------------
                         Commission file number 0-10057
                                                -----------
               Boston Financial Apartments Associates, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        04-2734133
----------------------------------------     -------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)


 101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------     -------------------------
 (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
                                                      --------------------

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - March 31, 2002                                              1

         Statements of Operations (Unaudited) - For the Three
            Months Ended March 31, 2002 and 2001                                                 2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended March 31, 2002                                            3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended March 31, 2002 and 2001                                                 4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

PART II - OTHER INFORMATION

Items 1-6                                                                                        8

SIGNATURE                                                                                        9


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                  BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                 $    1,306,068
Interest receivable                                                                                6,326
Marketable securities, at fair value                                                             632,452
Investments in Local Limited Partnerships (Note 1)                                                     -
                                                                                          --------------
     Total Assets                                                                         $    1,944,846
                                                                                          ==============


Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate                                                          $       23,569
   Accounts payable and accrued expenses                                                         127,029
                                                                                          --------------
     Total Liabilities                                                                           150,598

Partners' Equity                                                                               1,794,248
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    1,944,846
                                                                                          ==============



                 The accompanying notes are an integral part of
                          these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                        2002             2001
                                                                                    ------------     -----------

Revenue:
   Investment                                                                       $     12,080     $    35,331
   Other                                                                                   2,543           1,155
                                                                                    ------------     -----------
     Total Revenue                                                                        14,623          36,486
                                                                                    ------------     -----------

Expenses:
   General and administrative
     (includes reimbursements to affiliate in the
     amounts of $11,366 and $21,286, respectively)                                        20,503          29,614
   Management fees, related party                                                            614               -
                                                                                    ------------     -----------
     Total Expenses                                                                       21,117          29,614
                                                                                    ------------     -----------

Income (loss) before equity in losses of Local
   Limited Partnerships                                                                   (6,494)          6,872

Equity in losses of Local Limited Partnerships (Note 1)                                        -               -
                                                                                    ------------     -----------

Net Income (Loss)                                                                   $     (6,494)    $     6,872
                                                                                    ============     ===========  =

Net Income (Loss) allocated:
   To General Partners                                                              $       (325)    $       344
   To Limited Partners                                                                    (6,169)          6,528
                                                                                    ------------     -----------
                                                                                    $     (6,494)    $     6,872
                                                                                    ============     ============

Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                                                              $     (0.28)     $        0.30
                                                                                    ===========      ============= =

                 The accompanying notes are an integral part of
                          these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)


                                                                                     Net
                                                 General          Limited        Unrealized
                                                Partners         Partners           Gains             Total
                                            --------------    -------------     -------------    -------------

Balance at December 31, 2001                $     (800,684)   $   2,601,424     $       4,070    $   1,804,810
                                            --------------    -------------     -------------    -------------

Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale                       -                -            (4,068)          (4,068)
   Net Loss                                           (325)          (6,169)                -           (6,494)
                                            --------------    -------------     -------------    -------------
Comprehensive Loss                                    (325)          (6,169)           (4,068)         (10,562)
                                            --------------    -------------     -------------    -------------

Balance at March 31, 2002                   $     (801,009)   $   2,595,255     $           2    $   1,794,248
                                            ==============    =============     =============    ==============


                 The accompanying notes are an integral part of
                          these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                2002               2001
                                                                          -------------        -------------

Net cash provided by operating activities                                 $       1,618        $     154,275

Net cash provided by investing activities                                       103,154              300,380
                                                                          -------------        -------------

Net increase in cash and cash equivalents                                       104,772              454,655

Cash and cash equivalents, beginning                                          1,201,296              322,496
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $   1,306,068        $     777,151
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended December 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in seven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2002:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                              $     8,778,268

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized
   losses of $14,305,552)                                                                         (7,583,375)

Cumulative cash distributions received from Local Limited
   Partnerships                                                                                   (1,597,961)
                                                                                             --------------- -

Investments in Local Limited Partnerships before
   adjustments                                                                                      (403,068)

Excess of investment costs over the underlying assets acquired:

   Acquisition costs                                                                                 556,453

   Cumulative amortization of acquisition costs                                                     (153,385)
                                                                                             ----------------

Investments in Local Limited Partnerships                                                    $             -
                                                                                             ===============

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net losses for the three months ended March 31, 2002 is $96,848. For the three months ended March 31, 2002, the Partnership has not recognized $134,118 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the three months ended March 31, 2002, the Partnership recognized $37,270 of equity in losses, which were previously unrecognized.

2.   Subsequent Event

On April 24, 2002, the Partnership disposed of its interest in Buttonwood Tree.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of $1,306,068 compared with $1,201,296 at December 31, 2001. The increase in cash and cash equivalents is primarily the result of proceeds from sales of marketable securities.

At March 31, 2002, approximately $1,011,000 has been reserved and is partially invested in various marketable securities. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at March 31, 2002, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2002 and there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

The Partnership's results of operations for the three months ended March 31, 2002 resulted in a net loss of $6,494, as compared to a net income of $6,872 for the same period in 2001. The decrease is primarily due to a decrease in investment income. The decrease in investment income is due to a decrease in the average balance of funds held for investment and losses realized by the Partnership on sales and maturities of maturities securities.

The equity in losses of Local Limited Partnerships was zero due to cumulative losses and cumulative distributions in excess of the investments in the Local Limited Partnerships. Please refer to the section entitled `Property Discussions' section for more information on the property operations.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

As of March 31, 2002, the Partnership's investment portfolio consisted of investments in seven Local Limited Partnerships, each of which owned and operated a multi-family investment property. The average occupancy of the Properties was 89% at March 31, 2002. As described below, on April 24, 2002, the Partnership disposed of its interest in Buttonwood Tree.

Recently completed deferred maintenance projects have improved the appearance of Buttonwood Tree and resulted in improved occupancy, which was 99% at December 31, 2001. However, there are many properties in the area that compete with Buttonwood Tree and rent levels are not sufficient to allow the Property to generate sufficient cash to meet debt service payments and to fund the increasing level of maintenance required to sustain the curb appeal of the Property. The Local General Partner diligently attempted to secure new financing in order to address the capital needs of the Property but did not succeed. Subsequently the Local General Partner decided to list the Property for sale, based upon the existing real estate market conditions in the area where the Property is located and the Property's projected income performance. The Local General Partner selected a potential buyer from among multiple offers made to purchase the Property. On April 24, the Property was sold and the Partnership's share of the net sales proceeds amounted to approximately $1.03 million. The Managing General Partner, in accordance with, and as permitted by the Partnership Agreement, will retain this entire amount in Reserves. The sale will generate taxable income in the amount of approximately $5.86 million, or $267 per unit. This amount represents the Partnership's capital account deficit with respect to the Property. The Partnership had a deficit balance in its capital account primarily because the Property was financed with a mixture of the Partnership's equity and debt financing. Depreciation was calculated on the entire basis of the Property and the entire benefit of this deduction was allocated to the Partnership.

Pheasant Ridge's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements have allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repair have caused the Property to operate at a deficit. In addition, the Property's occupancy declined to 80% at March 31, 2002. The Local General Partner funds deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property.

The Managing General Partner continues to explore any opportunities to dispose of the Partnership's remaining Local Limited Partnership interests. Currently, the Local General Partner at Bear Creek, located in Asheville, North Carolina, has offered to purchase the Partnership's interest in the Property. The Managing General Partner is reviewing its offer and plan to continue to negotiate in order to reach a mutually acceptable agreement.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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




                                 BOSTON FINANCIAL APARTMENTS
                                 ASSOCIATES, L.P.

                                 By       BFTG Residential Properties, Inc.
                                          its Managing General Partner


                                          /s/Michael H. Gladstone
                                          --------------------------
                                          Michael H. Gladstone
                                          Director
Dated:   May 14, 2002