Form 10QSB
period 2002-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2002-08-14
CIK 354626

August 14,  2002




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended June 30, 2002

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

For the quarterly period ended       June 30, 2002
                              ------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from           to
                              ----------   ---------------

                         Commission file number 0-10057

                     Boston Financial Apartments Associates, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




    Delaware                                             04-2734133
---------------------------------------      -------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)



   101 Arch Street, Boston, Massachusetts                02110-1106
-----------------------------------------           ---------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
                                                  -----------------------------


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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2002                                               1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended June 30, 2002 and 2001                                                  2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended June 30, 2002                                               3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended June 30, 2002 and 2001                                                  4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

PART II - OTHER INFORMATION

Items 1-6                                                                                        9

SIGNATURE                                                                                       10


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $    2,744,267
Interest receivable                                                                                3,128
Marketable securities, at fair value                                                             333,760
Investments in Local Limited Partnerships (Note 1)                                                     -
                                                                                          --------------
     Total Assets                                                                         $    3,081,155
                                                                                          ==============

Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate                                                          $       28,847
   Accounts payable and accrued expenses                                                         117,368
                                                                                          --------------
     Total Liabilities                                                                           146,215
                                                                                          --------------

General and Limited Partners' Equity                                                           2,930,687
Net unrealized gains on marketable securities                                                      4,253
                                                                                          --------------
     Total Partners' Equity                                                                    2,934,940
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    3,081,155
                                                                                          ==============


              The accompanying notes are an integral part of these
                             financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                 Three Months Ended                    Six Months Ended
                                             June 30,         June 30,            June 30,            June 30,
                                               2002             2001                2002                2001
                                          -------------     -------------       -------------     --------------

Revenue:
   Distribution income                    $     138,199     $     128,707       $     138,199      $     128,707
   Investment                                    13,130            24,464              25,210             59,795
   Other                                            100               300               2,643              1,455
                                          -------------     -------------       -------------      -------------
     Total Revenue                              151,429           153,471             166,052            189,957
                                          -------------     -------------       -------------      -------------

Expenses:
   General and administrative
     (includes reimbursement to affiliate
      in the amounts of $38,747 and
      $38,573, in 2002 and 2001,
      respectively)                              33,531            22,492              54,034             52,106
   Management Fees, related party                13,820            12,871              14,434             12,871
                                          -------------     -------------       -------------      -------------
     Total Expenses                              47,351            35,363              68,468             64,977
                                          -------------     -------------       -------------      -------------

Income before equity in losses of
   Local Limited Partnerships and
   gain on liquidation                          104,078           118,108              97,584            124,980

Equity in losses of Local Limited
   Partnerships                                       -                 -                   -                 -

Gain on liquidation of interest in
   Local Limited Partnership                  1,032,363                 -           1,032,363                  -
                                          -------------     -------------       -------------      -------------

Net Income                                $   1,136,441     $     118,108       $   1,129,947      $     124,980
                                          =============     =============       =============      =============

Net Income allocated:
   General Partners                       $      15,528     $       5,905       $      15,203      $       6,249
   Limited Partners                           1,120,913           112,203           1,114,744            118,731
                                          -------------     -------------       -------------      -------------
                                          $   1,136,441     $     118,108       $   1,129,947      $     124,980
                                          =============     =============       =============      =============
Basic income before gain on
   liquidation of interest allocated
   to the Limited Partners per
   Limited Partner Unit (21,915 Units)    $        4.75     $        5.12       $        4.23      $        5.42
                                          =============     =============       =============      =============

Equity in gain on liquidation of interest
   allocated to the Limited Partners per
   Limited Partner Unit (21,915 Units)    $       46.64     $        5.12       $       46.64      $        5.12
                                          =============     =============       =============      =============

Basic Net Income per Limited Partner
   Unit (21,915 Units)                    $       51.15     $        5.12       $       50.87      $        5.42
                                          =============     =============       =============      =============



              The accompanying notes are an integral part of these
                             financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended June 30, 2002

                                   (Unaudited)



                                                                                     Net
                                                 General          Limited        Unrealized
                                                Partners         Partners           Gains             Total
                                            --------------    -------------     -------------    -------------

Balance at December 31, 2001                $     (800,684)   $   2,601,424     $       4,070    $   1,804,810
                                            --------------    -------------     -------------    -------------


Comprehensive Income:
   Change in net unrealized
     gains on marketable
     securities available for sale                       -                -               183              183
   Net Income                                       15,203        1,114,744                 -        1,129,947
                                            --------------    -------------     -------------    -------------

Comprehensive Income                                15,203        1,114,744               183        1,130,130
                                            --------------    -------------     -------------    -------------


Balance at June 30, 2002                    $     (785,481)   $   3,716,168     $       4,253    $   2,934,940
                                            ==============    =============     =============    ==============




              The accompanying notes are an integral part of these
                             financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001

                                   (Unaudited)


                                                                                2002               2001
                                                                          -------------        -------------

Net cash provided by operating activities                                 $     998,641        $     235,594

Net cash provided by investing activities                                       544,330              737,232
                                                                          -------------        -------------

Net increase in cash and cash equivalents                                     1,542,971              972,826

Cash and cash equivalents, beginning                                          1,201,296              322,496
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $   2,744,267        $   1,295,322
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

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2002:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited

   Partnerships                                                                              $     7,851,725

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $12,861,631)                                      (6,183,407)
Cumulative cash distributions received from Local Limited
   Partnerships                                                                                   (1,668,318)
                                                                                             ----------------

Investments in Local Limited Partnerships                                                    $             -
                                                                                             ===============

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net income for the six months ended June 30, 2002 is $131,438. For the six months ended June 30, 2002, the Partnership has not recognized $292,373 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the six months ended June 30, 2002, the Partnership recognized $160,935 of equity in losses, which were previously unrecognized.

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

Liquidity and Capital Resources


At June 30, 2002, the Partnership had cash and cash equivalents of $2,744,267 compared with $322,496 at December 31, 2001. The increase in cash and cash equivalents is primarily the result of gain on liquidation of interest in Local Limited Partnership and sales of marketable securities.


The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2002, approximately $1,011,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $11,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources to increase cash distributions.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at June 30, 2002, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended June 30, 2002 resulted in net income of $1,136,441, as compared to a net income of $118,108 for the same period in 2001. The increase in net income is primarily due to the gain on liquidation of interest in a Local Limited Partnership.

Six Month Period

The Partnership's results of operations for the six months ended June 30, 2002 resulted in net income of $1,129,947, as compared to a net income of $124,980 for the same period in 2001. The increase is primarily due to the gain on liquidation of interest in a Local Limited Partnership.

The equity in losses of Local Limited Partnerships was zero due to cumulative losses and cumulative distributions in excess of the investments in the Local Limited Partnerships. Please refer to the section entitled `Property Discussions' section for more information on the property operations

Property Discussions

As of June 30, 2002, the Partnership's investment portfolio consisted of investments in six Local Limited Partnerships, each of which owned and operated a multi-family investment property. The average occupancy of the Properties was 89% at March 31, 2002. As described below, on April 24, 2002, the Partnership disposed of its interest in Buttonwood Trace.

Recently completed deferred maintenance projects have improved the appearance of Buttonwood Tree and resulted in improved occupancy. However, many properties in the area compete with Buttonwood Tree and rent levels are not sufficient to allow the Property to generate sufficient cash to meet debt service payments and to fund the increasing level of maintenance required to sustain the curb appeal of the Property. The local general partner diligently attempted to secure new financing in order to address the capital needs of the property but did not succeed. Subsequently the local general partner decided to list the Property for sale, based upon the existing real estate market conditions in the area where the Property is located and the Property's projected income performance. The local general partner selected a potential buyer from among multiple offers made to purchase the Property. On April 24, the Property was sold and the Partnership's share of the net sales proceeds amounted to approximately $1.03 million. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, will retain this entire amount in Reserves. It is likely that the Partnership will distribute a portion of the net sales proceeds during the fourth quarter of 2002. The sale will generate taxable income in the amount of approximately $5.86 million, or $267 per unit. This amount represents the Partnerships capital account deficit with respect to the property. The Partnership had a deficit balance in its capital account primarily because the Property was financed with a mixture of the Partnership's equity and debt financing. Depreciation was calculated on the entire basis of the Property and the entire benefit of this deduction was allocated to the Partnership.

The Managing General Partner continues to explore any opportunities to dispose of the Partnership's remaining Local Limited Partnership interests. Currently, the Local General Partner at Bear Creek, located in Asheville, North Carolina, has offered to purchase the Partnership's interest in the Property. The Managing General Partner is reviewing this offer and plans to continue to negotiate in order to reach a mutually acceptable agreement.

Of the remaining investments, one is experiencing operating difficulties; Pheasant Ridge (Moline, Illinois).

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions  (continued)
--------------------------------

Pheasant Ridge's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements have allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repair have caused the Property to operate at a deficit. In addition, during recent months the Property's occupancy has declined and was 79% at June 30, 2002. The Local General Partner may funds deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the property.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)   Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 14, 2002


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