Form 10QSB
period 2002-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2002-11-14
CIK 354626

November 14, 2002



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


         Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended September 30, 2002 File Number 0-10057


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

For the quarterly period ended           September 30, 2002
                                 ----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                                 -----------------    -------------------------

                         Commission file number 0-10057


                  Boston Financial Apartments Associates, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                     04-2734133
------------------------------------        ------------------------
(State or other jurisdiction of
incorporation or organization)         (I.R.S. Employer Identification No.)



 101 Arch Street, Boston, Massachusetts             02110-1106
-----------------------------------------------  -----------------------------
(Address of principal executive offices)            (Zip Code)


(Registrant's telephone number, including area code)  (617) 439-3911
-----------------------------------------------------------------------


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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2002                                          1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended September 30, 2002 and 2001                                             2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended September 30, 2002                                         3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended September 30, 2002 and 2001                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  6

Item 3.  Controls and Procedures                                                                 9

PART II - OTHER INFORMATION

Items 1-6                                                                                       10

SIGNATURE                                                                                       11

CERTIFICATIONS                                                                                  12


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                 $    1,272,461
Marketable securities, at fair value                                                           2,986,329
Investments in Local Limited Partnerships (Note 1)                                                     -
Other assets                                                                                       7,091
                                                                                          --------------
     Total Assets                                                                         $    4,265,881
                                                                                          ==============

Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliates                                                         $       18,924
   Accounts payable and accrued expenses                                                         117,994
                                                                                          --------------
     Total Liabilities                                                                           136,918
                                                                                          --------------

Partners' Equity                                                                               4,128,963
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    4,265,881
                                                                                          ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                     Three Months Ended                     Nine Months Ended
                                            September 30,        September 30,       September 30,    September 30,
                                                 2002                2001               2002              2001
                                            --------------      -------------       -------------    --------------

Revenue:
   Distribution income                      $            -      $           -       $     138,199    $      128,707
   Investment                                       15,264             21,880              40,474            81,675
   Other                                            (2,110)             7,800                 533             9,255
                                            --------------      -------------       -------------    --------------
     Total Revenue                                  13,154             29,680             179,206           219,637
                                            --------------      -------------       -------------    --------------
Expenses:
   General and administrative
     (includes reimbursements to an affiliate
      in the amounts of $60,063 and
      $50,516 in 2002 and 2001,
      respectively)                                 34,472             24,266              88,506            76,372
   Management Fees, related party                        -                  -              14,434            12,871
                                            --------------      -------------       -------------    --------------
     Total Expenses                                 34,472             24,266             102,940            89,243
                                            --------------      -------------       -------------    --------------
Income (Loss) before equity in income of
   Local Limited Partnerships and gain on
   sale of interests in Local Limited
   Partnerships                                    (21,318)             5,414              76,266           130,394
Equity in income of Local Limited
   Partnership (Note 1)                                  -                  -                   -                 -

Gain on sale of interest in Local
   Limited Partnerships (Note 1)                 1,211,449                  -           2,243,812                 -
                                            --------------      -------------       -------------    --------------

Net Income                                  $    1,190,131      $       5,414       $   2,320,078    $      130,394
                                            ==============      =============       =============    ==============
Net Income allocated:
   General Partners                         $       11,048      $         271       $      26,251    $        6,520
   Limited Partners                              1,179,083              5,143           2,293,827           123,874
                                            --------------      -------------       -------------    --------------
                                            $    1,190,131      $       5,414       $   2,320,078    $      130,394
                                            ==============      =============       =============    ==============
Basic income (loss) before gain on sale
   of interest allocated to the
   Limited Partners per Limited
   Partner Unit (21,915 Unit)               $        (.92)      $         .23       $        3.31    $         5.65
                                            =============       =============       =============    ==============

Equity in gain on sale of interest
   allocated to the Limited Partner
   per Limited Partner Unit
   (21,915 Unit)                            $        54.72      $           -       $      101.36    $            -
                                            ==============      =============       =============    ==============

Net Income per Limited Partner
   Unit (21,915 Units)                      $        53.80      $        0.23       $      104.67    $         5.65
                                            ==============      =============       =============    ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)


                                                                                 Net
                                          General            Limited         Unrealized
                                        Partners            Partners            Gains            Total
                                        ----------        -------------    -------------     -------------


Balance at December 31, 2001            $  (800,684)      $   2,601,424    $       4,070     $   1,804,810
                                        -----------       -------------    -------------     -------------

Comprehensive Income:
   Change in net unrealized
     gains on marketable
     securities available for sale                 -                  -            4,075             4,075
   Net Income                                26,251           2,293,827                -         2,320,078
                                       ------------       -------------    -------------     --------------
Comprehensive Income                         26,251           2,293,827            4,075         2,324,153
                                       ------------       -------------    -------------     --------------

Balance at September 30, 2002          $(774,433)         $   4,895,251    $       8,145     $   4,128,963
                                       =========      =================    =============     ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                               2002                2001
                                                                          -------------        -------------

Net cash provided by (used for) operating activities                      $     (68,322)       $     221,937

Net cash provided by investing activities                                       139,487              839,254
                                                                          -------------        -------------

Net increase in cash and cash equivalents                                        71,165            1,061,191
Cash and cash equivalents, beginning                                          1,201,296              322,496
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $   1,272,461        $   1,383,687
                                                                          =============        =============               =



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

1.   Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in five Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at September 30, 2002:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                               $     7,055,169

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $12,387,534)       (6,758,581)

Cumulative cash distributions received from Local Limited
   Partnerships                                                      (296,588)
                                                              ----------------

Investments in Local Limited Partnerships                     $             -
                                                              ===============

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net loss for the nine months ended September 30, 2002 is $450,430. For the nine months ended September 30, 2002, the Partnership has not recognized $582,520 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the nine months ended September 30, 2002, the Partnership recognized $132,090 of equity in losses, which were previously unrecognized. Two of the Local Limited Partnerships were sold during the period ended September 30, 2002 resulting in a net gain of $2,243,812.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of $1,272,461, as compared to $1,201,296 at December 31, 2002. The increase in cash and cash equivalents is primarily the result of gain on sales of interests in Local Limited Partnerships.

The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2002, on a cash basis, approximately $4,259,000 of cash and cash equivalents has been designated as Reserves. As of September 30, 2002, net claims against these Reserves total approximately $130,000 making Reserves available after claims approximately $4,129,000.

To date, professional fees relating to various Property issues totaling approximately $20,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at September 30, 2002, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2002 resulted in net income of $1,190,131, as compared to a net income of $5,414 for the same period in 2001. The increase in net income is primarily due to gain on sales of interests in Local Limited Partnerships.

Nine Month Period

The Partnership's results of operations for the nine months ended September 30, 2002 resulted in net income of $2,320,078, as compared to a net income of $130,394 for the same period in 2001. The increase is primarily due to the gain on sales of interests in Local Limited Partnerships.

The equity in income of Local Limited Partnerships was zero due to cumulative losses and cumulative distributions in excess of the investments in the Local Limited Partnerships. Please refer to the section entitled `Property Discussions' section for more information on the property operations.

Property Discussions

As of September 30, 2002, the Partnership's investment portfolio consisted of investments in five Local Limited Partnerships, each of which owns and operates a multi-family investment property. The average occupancy of the Properties was 89% at September 30, 2002. As described below, the Partnership disposed of its interest in Buttonwood Tree and Bear Creek during the first nine months of 2002.

Recently completed deferred maintenance projects improved the appearance of Buttonwood Tree and resulted in increased occupancy. However, many properties in the area compete with Buttonwood Tree and rent levels were not sufficient to allow the Property to generate sufficient cash to meet debt service payments and to fund the increasing level of maintenance required to sustain the curb appeal of the Property. The Local General Partner diligently attempted to secure new financing in order to address the capital needs of the Property but did not succeed. Subsequently the Local General Partner decided to list the Property for sale, based upon the existing real estate market conditions in the area where the Property is located and the Property's projected income performance. The Local General Partner selected a potential buyer from among multiple offers made to purchase the Property. On April 24, the Property was sold and the Partnership's share of the net sales proceeds amounted to approximately $1.03 million. The sale will generate taxable income in the amount of approximately $6.9 million, or $315 per unit. This amount represents the Partnership's capital account deficit with respect to the Property. The Partnership had a deficit balance in its capital account primarily because the Property was financed with a mixture of the Partnership's equity and debt financing. Depreciation was calculated on the entire basis of the Property and the entire benefit of this deduction was allocated to the Partnership.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
-------------------------------

As previously reported, the Local General Partner at Bear Creek, located in Asheville, North Carolina, made an offer to purchase the Partnership's interest in the Property. After receiving the offer, the Managing General Partner negotiated a mutually acceptable agreement with the Local General Partner for the sale of the Partnership's interest in the Property. On September 25, 2002, the proposed transaction was completed and the Partnership received net proceeds of approximately $1.26 million. The sale will generate taxable income of approximately $1.9 million, or $86 per unit. This amount represents the Partnership's capital account deficit with respect to the Property.

The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds in Reserves. During the fourth quarter of 2002, the Managing General Partner plans to make a distribution to the Limited Partners in the amount of approximatley $3,067,000, or $140 per unit. This amount of the distribution includes the net proceeds from the Buttonwood and Bear Creek transactions as well as from a reduction in the Partnership's reserves.

The Managing General Partner continues to explore any opportunities to dispose of the Partnership's remaining Local Limited Partnership interests.

Of the remaining investments, one is experiencing operating difficulties:
Pheasant Ridge (Moline, Illinois).

Pheasant Ridge's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements have allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repair have caused the Property to operate at a deficit. In addition, during recent months the Property's occupancy has declined, although occupancy did improve from 79% at June 30, 2002 to 85% at September 30, 2002. The Local General Partner may fund deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 90 days prior to filing this Form 10-QSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)      Exhibits

                    99.1 Certification of Mike Gladstone pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:   November 14, 2002       BOSTON FINANCIAL APARTMENTS
                                 ASSOCIATES, L.P.



                                 By:      BFTG Residential Properties, Inc.
                                          its Managing General Partner




                                          /s/Michael H. Gladstone
                                          -------------------------------------
                                          Michael H. Gladstone
                                          Director

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)



I, Michael Gladstone, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Financial Apartments Associates, L.P.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2002                 /s/Michael H. Gladstone
                                          -------------------------------------
                                          Michael H. Gladstone
                                          Director

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Apartments Associates, L.P. ("the Partnership") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Director, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                                 /s/Michael H. Gladstone
                                                 ------------------------------
                                                 Michael H. Gladstone
                                                 Director

                                                 Date:  November 14, 2002