Form 10KSB
period 2002-12-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2003-03-31
CIK 354626

March 31, 2003


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549



Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-KSB for Year Ended December 31, 2002
         File Number 0-10057


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

For the fiscal year ended          December 31, 2002
                           ----------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to


                         Commission file number 0-10057

               Boston      Financial      Apartments      Associates, L.P.
-------------------------------------------------------------------------------

           (Exact name of registrant as specified in its charter)

               Delaware                                      04-2734133
--------------------------------------------     -------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


 101 Arch Street, Boston, Massachusetts               02110-1106
------------------------------------------     ---------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911
                                                   ----------------


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
        Title of each class                              which registered
        -------------------                           ------------------
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

                                    Yes X No

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                  Boston Financial Apartments Associates, L.P.
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                TABLE OF CONTENTS



PART I

     Item 1     Business                                                                       K-2
     Item 2     Properties                                                                     K-5
     Item 3     Legal Proceedings                                                              K-7
     Item 4     Submission of Matters to a
                  Vote of Security Holders                                                     K-7

PART II

     Item 5     Market for the Registrant's Units
                  and Related Security Holder Matters                                          K-7
     Item 6     Management's Discussion and Analysis
                  or Plan of Operation                                                         K-8
     Item 7     Financial Statements and Supplementary Data                                    K-9
     Item 8     Disagreements on Accounting and Financial
                  Disclosure                                                                   K-9

PART III

     Item 9     Directors and Executive Officers of the
                  Registrant                                                                   K-9
     Item 10    Management Remuneration                                                        K-10
     Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                                        K-10
     Item 12    Certain Relationships and Related Transactions                                 K-11


PART IV

     Item 13    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                          K-11

SIGNATURES                                                                                     K-13
----------

CERTIFICATIONS                                                                                 K-14
--------------

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

On December 31, 1993, the Partnership transferred its interest in Captain's Landing Associates, Ltd. to an unrelated party for a nominal amount. On January 12, 1994, Oakwood Terrace Associates, Ltd. was sold in a foreclosure auction conducted by HUD. As a result of the foreclosure, the Partnership disposed of its interest in the property. The Managing General Partner of Overland Station Investment Company sold the property on January 12, 1995. From the sale, the Partnership received $1,274,833, which was used to pay down an acquisition note payable and make a distribution. On March 24, 1996, the local general partner of Mountain View, Ltd. and Woodmeade South, Ltd. placed both of the Properties into Chapter 11 bankruptcy, which resulted in the Partnership relinquishing its interests in these Local Limited Partnerships. On June 3, 1997, the mortgagee for Oakdale Manor foreclosed on the Property, which resulted in the Partnership relinquishing its equity interest in this Local Limited Partnership. On December 29, 1999, the local general partner of Westpark Plaza Investors sold the Property, and the Partnership liquidated its interest in early 2000. From the sale, the Partnership received $3,455,891, which was used to make a distribution and fund Reserves. On July 31, 2000, the local general partner of Youngstoun Apartments, Phase II Ltd. sold the property resulting in the Partnership liquidating its interest in the Local Limited Partnership. On April 24, 2002, Buttonwood Tree Apartments in Wichita, Kansas was sold resulting in a net gain for the fund of $1,268,797. On September 25, 2002, the Limited Partnership interest in Bear Creek was sold to the general partner resulting in a net gain of $1,209,190. Proceeds from the sales to Buttonwood and Bear Creek in 2002 were used to make a distribution.

Table A on the following page lists the Local Limited Partnerships in which the Partnership invested. Other significant information with respect to such Local Limited Partnerships can be found in Item 2 of this Report on Form 10-KSB.

                                     Table A

                                PARTNERSHIP DATA
                                   (UNAUDITED)

                                                                                                           Total
                                                                                                       Original Equity       % Total
                                                              Date         Property                      and Debt --        Original
Local Limited            Property                Interest    Completion   Occupancy       Number of      Local Limited        Equity
Partnerships (A)         Location                Acquired     Date       at 12/31/02 (B)  Apt. Units   Partnerships (C)     and Debt
----------------         --------                --------     -------   ---------------   ---------   ----------------      --------

Bear Creek (D)           Asheville, NC           08/25/83      1974        n/a            140            $ 3,089,000           3.56%
Buttonwood Tree (D)      Wichita, KS             03/29/82      1982        n/a            216              8,341,000           9.62%
Captain's Landing (D)    Galveston, TX           10/14/82      1984        n/a            174              5,392,000           6.22%
Chelsea Village          Indianapolis, IN        07/02/82      1983        92%            246              9,179,000          10.59%
Mountain View (D)        Johnson City, TN        12/08/82      1983        n/a            60              2,249,000            2.60%
Oakdale Manor (D)        Beaumont, TX            05/05/83      1981        n/a            152              4,905,000           5.66%
Oakwood Terrace (D)      Chattanooga, TN         08/13/82      1983        n/a            100              3,254,000           3.75%
Overland Station (D)     Boise, ID               02/24/82      1978        n/a            160              4,480,000           5.17%
Park Hill                Lexington, KY           04/22/82      1980        89%            132              3,935,000           4.54%
Pheasant Ridge           Moline, IL              07/07/82      1978        85%            216              5,526,000           6.38%
The Woods of Castleton   Indianapolis, IN        05/28/82      1983        87%            260              9,824,000          11.34%
Westpark Plaza (D)       Chico, CA               04/05/82      1979        n/a            240              7,519,000           8.68%
Woodbridge               Bloomington, IN         07/09/82      1983        96%            140              5,321,000           6.14%
Woodmeade South (D)      Knoxville, TN           04/07/82      1983        n/a            242              8,619,000           9.95%
Youngstoun (D)           Hagerstown, MD          02/18/83      1984        n/a            120              5,027,000           5.80%
                                                                                       ------          -------------       ---------
                                                                                        2,598            $86,660,000         100.00%
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

(B) Property Occupancy is shown as of each Local Limited Partnership's respective fiscal year end, which is December 31, 2002.

(C) Includes equity contributed to the Local Limited Partnership plus the outstanding principal balance of its mortgage loan at the date of purchase (or, in the case of new construction projects, at HUD Final Endorsement) and any notes made by the Partnership as part of its original purchase.

(D) The Partnership no longer holds an investment interest in Captain's Landing, Mountain View, Oakdale Manor, Oakwood Terrace, Overland Station, Westpark Plaza, Woodmeade South, Youngstoun, Bear Creek and Buttonwood Tree as of December 31, 2002.

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Approximately $1,022,000 of the Gross Proceeds was originally designated as Reserves and invested in various securities to fund the ongoing operations of the Partnership. As of December 31, 2002, the Managing General Partner has designated approximately $1,002,000 as Reserves. The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. The following Local Limited Partnerships represent more than 10% of the total original investment of the Partnership in Local Limited Partnerships, exclusive of disposed properties, having a common Local General Partner or affiliated group of Local General
Partners: (i) the Castleton, Chelsea and Woodbridge Local Limited Partnerships, representing 55.49% of the total original investment, exclusive of disposed properties, have affiliates of Gene B. Glick Company, Inc. as Local General Partners; and (ii) the Pheasant Ridge Local Limited Partnership, representing 11.25% of the total original investment, exclusive of disposed properties, has DDH Properties as Local General Partner. The Local General Partners of the other Local Limited Partnerships were identified in the Acquisition Reports. In the event of bankruptcy or default of the Local General Partners, or other conditions as expressed in the Local Limited Partnership Agreements, in certain cases, an affiliate of the Partnership's Managing General Partner may elect to become an additional Local General Partner.

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

Item 2.  Properties

As of December 31, 2002, the Partnership's investment portfolio consisted of investments in five Local Limited Partnerships, each of which owned and operated a multi-family investment property. The average occupancy of the Properties was 90% at December 31, 2002. As described below, the Partnership disposed of its interest in Buttonwood Tree and Bear Creek during 2002.

Recently completed deferred maintenance projects improved the appearance of Buttonwood Tree and resulted in increased occupancy. However, many Properties in the area compete with Buttonwood Tree and rent levels were not sufficient to allow the Property to generate sufficient cash to meet debt service payments and to fund the increasing level of maintenance required to sustain the curb appeal of the Property. The Local General Partner attempted to secure new financing in order to address the capital needs of the Property but did not succeed. Subsequently the Local General Partner decided to list the Property for sale, based upon the existing real estate market conditions in the area where the Property is located and the Property's projected income performance. The Local General Partner selected a potential buyer from among multiple offers made to purchase the Property. On April 24, the Property was sold. The Local General Partner initially distributed net sales proceeds of approximately $1,030,000 million to the Partnership and maintained a reserve to fund any contingent liabilities. In addition, the property was required to maintain certain escrows with its mortgagor, the balances of which were not released at the time the property was sold. During December, the Local General Partner distributed the Property's remaining assets, the Partnership's share of which was approximately $239,000.

During 2002, the Local General Partner at Bear Creek, located in Asheville, North Carolina, made an offer to purchase the Partnership's interest in the Property. After receiving the offer, the Managing General negotiated a mutually acceptable agreement with the Local General Partner for the sale of the Partnership's interest in the Property. On September 25, 2002, the proposed transaction was completed and the Partnership received net proceeds of approximately $1,209,000.

The sale of these two Properties generated taxable income in the amount of approximately $8.35 million. This amount represents the deficit in the Partnership's capital account with respect to the Properties. The deficit balance primarily resulted from the Properties being financed with a mixture of the Partnership's equity and debt financing. Depreciation was calculated on the entire basis of the Property and the entire benefit of this deduction was allocated to the Partnership. Of the taxable income of approximately 8.35 million, approximately $7.93 million, or $362 per unit, was allocated to the Limited Partners.

The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, initially retained the entire amount of net proceeds in Reserves. During the fourth quarter of 2002, the Managing General Partner made a distribution in the amount of $3,068,100 ($140 per Limited Partner Unit), of which $2,727,418 represents Sale or Refinancing Proceeds, as defined in the Partnership Agreement, and $340,682 represents a decrease in the Partnership's Reserves. The amount was distributed in accordance with the terms of the Partnership Agreement. Subsequent to this distribution, the Partnership received additional net sales proceeds from the sale of Buttonwood Tree, described above, which amounts are held in Reserves.

The Managing General Partner continues to explore any opportunities to dispose of the Partnership's remaining Local Limited Partnership interests.

Of the remaining investments one is experiencing operating difficulties, Pheasant Ridge (Moline, Illinois).

Pheasant Ridge's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements have allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repair has caused the Property to operate at a deficit. The Local General Partner may fund deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property.

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

The Local General Partner for Westpark Plaza closed on the sale of the Property on December 29, 1999. The Local Limited Partnership recognized proceeds in the amount of $8,250,000 and used $4,848,793 of the sale proceeds to pay off the mortgage. After the mortgage payoff, $3,200,000 of the remaining proceeds were distributed to the Partnership during 1999. The Partnership liquidated its interest in Westpark in early 2001 and received approximately $256,000 in final distributions, resulting in a $9,008 gain on liquidation of interest in Local Limited Partnership in 2001. Of the sale proceeds, $3,200,000 was distributed by the Partnership in 2001, with the remainder being used to fund Reserves.

Throughout its history, Youngstoun, Phase II, located in Hagerstown, Maryland, operated at a deficit. The Local General Partner funded these deficits, well in excess of the Partnership's requirements. As of July 31, 2001, the Local General Partner chose to exercise its option to sell Youngstoun, Phase II, terminating the Partnership's interest in the Property. The sale generated taxable income to the Partnership in the approximate amount of $137 per investor unit, which will be included in the 2001 Schedule K-1. The Partnership received guaranteed proceeds of $10,000 from the sale in 2001. Additional proceeds of approximately $128,000 were received in March 2002. Both of these proceeds were recognized as a gain on liquidation of interest in Local Limited Partnership for the year ended December 31, 2001.

The Local General Partner of Buttonwood Tree sold the Property on April 24, 2002. The Partnership's share of the sales proceeds amounted to $1,268,797. The disposition generated a gain for book purposes of $1,268,797, which amount represents the difference between the Partnership's share of the net sales proceeds and its carrying value of the investment. The disposition resulted in a gain for tax purposes of $2,056,730, which represents the Partnership's deficit balance in its capital account with respect to the Property. The gain for tax purposes exceeds the gain for book purposes because tax capital accounts are allowed to have a balance less than zero while the book balance cannot be less than zero. The Partnership distributed $1,029,710 of the net sales proceeds in December 2002 and retained the remainder in Reserves.

On September 25, 2002, the Local General Partner at Bear Creek, purchased the Partnership's interest in the Property and the Partnership received net proceeds of approximately $1,217,760. The disposition generated a gain for book purposes of $1,217,760, which amount represents the difference between the Partnership's share of the net sales proceeds and its carrying value of the investment. The disposition resulted in a gain for tax purposes of $6,291,273, which represents the Partnership's deficit balance in its capital account with respect to the property. The gain for tax purposes exceeds the gain for book purposes because tax capital accounts are allowed to have a balance less than zero while the book balance cannot be less than zero. The Partnership distributed the entire amount of the net sales proceeds in December 2002.

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

The Second Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership, as amended (the "Partnership Agreement"), imposes certain restrictions on the transfer of Units. For example, a transfer will not be permitted if: (i) counsel for the Partnership is of the opinion that such transfer would result, when considered with all other transfers within the previous twelve months, in the Partnership's being considered to have been terminated within the meaning of Section 708 of the Internal Revenue Code of 1986, as amended, or would result in the Partnership's being treated as a corporation for Federal income tax purposes; (ii) counsel for the Partnership shall determine that such transfer would violate any applicable federal or state securities laws (including those pertaining to investor suitability standards); or (iii) transferor or the transferee would thereafter hold less than five Units, except for transfers by gift or inheritance, inter-family transfers, transfers resulting from family dissolutions and certain other transactions. The Partnership need not recognize any transfer of Units unless an instrument of assignment complying with certain requirements set forth in the Partnership Agreement is filed with the Partnership and recorded on the Partnership's books, and the transferring parties reimburse the Partnership for any expenses incurred by it in connection with the transfer. Limited Partners seeking to transfer Units may also be subject to the securities laws of the state in which the transfer is to take place, in that certain states have imposed restrictions on the transfer of Units in the Partnership. For the years ended December 31, 2002 and 2001, a total of 837 and 1,232 Units, respectively, were transferred on the resale market. There were 1,964 and 2,040 record holders of Units of the Partnership at December 31, 2002 and 2001, respectively.

Cash distributions, when made, are paid annually. Cash available for distribution has been and, in the future, will be derived almost exclusively from distributions of cash flow from operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2003, and the return on investment to Limited Partners will consist primarily of net losses for federal income tax purposes used to offset Limited Partner passive income from the Partnership and other sources.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of $1,099,090, compared with $1,201,296 at December 31, 2001. The decrease in cash and cash equivalents in primarily due to the cash distribution paid to the Limited Partners resulting from the sale of Buttonwood Tree and Bear Creek and purchases of marketable securities in excess of proceeds from sales and maturities. The decrease was partially offset by proceeds from the sales of Buttonwood Tree and Bear Creek and cash distributions received from Local Limited Partnerships.

At December 31, 2002, approximately $1,002,000 of cash and cash equivalents has been designated as Reserves. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. Reserves may be used to fund Partnership operating deficits if the Managing General Partner deems funding appropriate in order to protect its investment.

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at December 31, 2002 and 2001, it did not have any contractual or other obligations to any Local Limited Partnership which had not been paid or provided for.

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships. Such cash is not expected to be significant in 2003 and therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the Partnership will adopt the consolidation guidance applicable to existing VIEs as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

Management is still assessing the impacts of this interpretation, however, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $14 million and $29 million, respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognised losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $12.7 million at December 31, 2002.

Results of Operations

Fiscal year ended December 31, 2002 versus 2001

The Partnership's results of operations for the year ended December 31, 2002 resulted in net income of $2,539,185, as compared to net income of $121,412 in 2001. The increase in net income is primarily due to an increase in gain on liquidation of interests in Local Limited Partnerships. The increase in gain or liquidation of interest in Local Limited Partnership is partially offset by a decrease investment revenue and an increase in general and administrative expenses.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the two years ended December 31, 2002.

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

None.

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The managing general partner of the Partnership is BFTG Residential Properties, Inc., a Massachusetts corporation (the "Managing General Partner" or "BFTG"), and is an affiliate of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The names, positions and ages of the executive officers and directors of BFTG are set forth below:

            Name                                 Position                                          Age

   Richard F. Burns                     Principal, Head of Multifamily Investment Group             59

   Michael H. Gladstone                 Principal, Member, Legal                                    46

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

The business experience of each of the persons listed above is described below:

Richard F. Burns, age 59, Principal, Head of Multifamily Investment Group - Mr. Burns is responsible for portfolio management, investment strategy and client relations. He joined Lend Lease through its 1999 acquisition of Boston Financial, starting with Boston Financial in 1994. Before joining Boston Financial, Mr. Burns served as Director of Aldrich, Eastman & Waltch, LP, as its leading registered investment advisor. Prior to that, Mr. Burns served as COO, Marsh McLennan Real Estate Advisors and Vice President, John Hancock Mutual Life Insurance Company. During his career, Mr. Burns has been responsible for several billion dollars of real estate financing and investment. He is a regular guest lecturer at several university graduate programs and frequent speaker on real estate investment topics, has published articles in various industry publications and is a contributing author to a book on real estate development. Mr. Burns currently serves on a National Real Estate Advisory Council of Trust for Public Lands, and was the past president of the Real Estate Finance Association. He is a member of the National Association of Real Estate Investment Managers, Urban Land Institute, National Association of Real Estate Investment Trusts, Pension Real Estate Association, National Association of Industrial and Office Parks, Council of Logistics and National Realty Committee. He is also the Chairman of Board of Directors of Arch Street Funds I, II, and III, and member of Board of Directors of Project Hope. Mr. Burns is a graduate of Boston College (BS) and Boston University (MBA).

Michael H. Gladstone, age 46, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr.
Gladstone lectured at Harvard University on affordable housing matters, and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Under an agreement between the Partnership and Lend Lease, Lend Lease provides day-to-day management services in connection with the Partnership's investments in Local Limited Partnerships and receives certain reimbursements for such services. Currently, Lend Lease receives an annual fee (the "Management Fee") equal to 10% of the Partnership's share of cash flow from Local Limited Partnerships. However, the Management Fee is subject to certain limitations and to reduction under certain circumstances and is non-cumulative and payable only out of available Partnership funds. Since inception, Management Fees amounting to $239,960 have been paid to Lend Lease.

Information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and expenses reimbursed or reimbursable to Lend Lease and its affiliates during each of the two years ended December 31, 2002 is presented below and in Note 6 to the Financial Statements included in Item 7 of this Report on Form 10-KSB.

                                                                   2002           2001
                                                                ---------       --------


Salaries and benefits expense reimbursement                     $  65,114       $ 60,386
Management Fees                                                    14,434         12,871


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

     (b)   Audited financial statements of Investee Local Limited
           Partnerships

           None

     (c)   Reports on Form 8-K

                (a)      Exhibits

                99.1   Certification of Jenny Netzer pursuant to section
                           906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the year ended December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner



     By: /s/Michael H. Gladstone                       Date:  March 31, 2003
         -------------------------------
         Michael H. Gladstone
         Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/Michael H. Gladstone                          Date:  March 31, 2003
         -------------------------------
         Michael H. Gladstone
         Director

I, Jenny Netzer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Financial Apartment Associates L.P.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                 /s/Jenny Netzer
                                      ------------------------------------
                                      Jenny Netzer
                                      Principal, Head of Housing and
                                      Community Investment

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Boston Financial Apartments Associates L.P. (the "Partnership") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                /s/Jenny Netzer
                                ------------------------------------
                                Jenny Netzer
                                Principal, Head of Housing and
                                Community Investment

                                Date:    March 31, 2003

Item 14 (a).  Financial Statements and Supplementary Data



                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                      INDEX


                                                                       Page No.


Report of Independent Accountants                                         F-2

Financial Statements:

    Balance Sheet - December 31, 2002                                     F-3

    Statements of Operations - For the Years Ended
      December 31, 2002 and 2001                                          F-4

    Statements of Partners' Equity - For the Years Ended
      December 31, 2002 and 2001                                          F-5

    Statements of Cash Flows - For the Years
      Ended December 31, 2002 and 2001                                    F-6

    Notes to the Financial Statements                                     F-7



All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        Report of Independent Accountants



To the Partners of
Boston Financial Apartments Associates, L.P.
(A Limited Partnership):


In our opinion, based upon our audits and the reports of the other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Apartments Associates, L.P. (the "Partnership") as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $0 at December 31, 2002, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $0 for each of the years ended December 31, 2002 and 2001. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
March 29, 2003
Boston, Massachusetts

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                  .
                                  BALANCE SHEET
                                December 31, 2002



Assets

Cash and cash equivalents                                                                    $   1,099,090
Interest receivable                                                                                  2,824
Marketable securities, at fair value (Note 3)                                                      306,798
Investment in Local Limited Partnerships (Note 4)                                                        -
                                                                                             -------------
     Total Assets                                                                            $   1,408,712
                                                                                             ==============

Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate (Note 6)                                                    $      10,154
   Accounts payable and accrued expenses                                                           120,201
                                                                                             --------------
     Total Liabilities                                                                             130,355
                                                                                             --------------

General and Limited Partners' Equity                                                             1,271,825
Net unrealized gains on marketable securities                                                        6,532
                                                                                             -------------
     Total Partners' Equity                                                                      1,278,357
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   1,408,712
                                                                                             =============
              The accompanying notes are an integral part of these
                              financial statements

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001



                                                                              2002                 2001
                                                                         ------------          -------------
Revenue:

   Distribution income (Note 2)                                          $     138,199         $     134,845
   Investment                                                                   58,023                98,029
   Other                                                                           683                 9,530
                                                                         -------------         -------------
     Total Revenue                                                             196,905               242,404
                                                                         -------------         -------------

Expenses:
   General and administrative expenses (includes
     reimbursements to affiliate in the amounts of
     $65,114 and $60,386, respectively) (Note 6)                               123,532               108,121
   Management Fees, related party (Note 6)                                      14,434                12,871
                                                                         -------------         -------------
     Total Expenses                                                            137,966               120,992
                                                                         -------------         -------------

Income before equity in income of Local
   Limited Partnerships and gain on liquidation                                 58,939               121,412

Equity in income of Local Limited
   Partnerships (Note 4)                                                             -                     -
Gain on liquidation of interests in Local Limited
   Partnerships (Note 4)                                                     2,480,246                     -
                                                                         -------------         -------------

Net Income                                                               $   2,539,185         $     121,412
                                                                         =============         =============

Net Income allocated:
   To General Partners                                                   $      27,749         $       6,071
   To Limited Partners                                                       2,511,436               115,341
                                                                         -------------         -------------
                                                                         $   2,539,185         $     121,412
                                                                         =============         =============
Net Income per Limited Partnership
   Unit (21,915 Units)                                                   $      114.60         $        5.26
                                                                         =============         =============

              The accompanying notes are an integral part of these
                              financial statements

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
                 For the Years Ended December 31, 2002 and 2001



                                                                                    Net
                                               General         Limited          Unrealized
                                              Partners        Partners            Gains            Total
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2000              $    (806,755)    $   2,486,083   $         17,005   $   1,696,333
                                          -------------     -------------   ----------------   -------------

Comprehensive Income (Loss):
   Change in net unrealized
       gains on marketable securities
       available for sale                             -                 -            (12,935)        (12,935)
   Net Income                                     6,071           115,341                  -         121,412
                                          -------------     -------------   ----------------   -------------
Comprehensive Income (Loss)                       6,071           115,341            (12,935)        108,477
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2001                   (800,684)        2,601,424              4,070       1,804,810
                                          -------------     -------------   ----------------   -------------

Cash Distribution                                     -        (3,068,100)                 -      (3,068,100)
                                          -------------     -------------   ----------------   -------------

Comprehensive Income:
   Change in net unrealized
       gains on marketable securities
       available for sale                             -                 -              2,462           2,462
   Net Income                                    27,749         2,511,436                  -       2,539,185
                                          -------------     -------------   ----------------   -------------
Comprehensive Income                             27,749         2,511,436              2,462       2,541,647
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2002              $    (772,935)    $   2,044,760   $          6,532   $   1,278,357
                                          =============     =============   ================   =============

              The accompanying notes are an integral part of these
                              financial statements

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001




                                                                                 2002                 2001
                                                                             -------------       -------------
Cash flows from operating activities:

   Net income                                                                $   2,539,185       $     121,412

   Adjustments to reconcile net income
     to net cash provided by (used for) operating activities:
     Gain on liquidation of interests in Local Limited Partnerships             (2,480,246)                  -
     Distribution income included in cash distributions
       received from Local Limited Partnerships                                   (138,199)           (134,845)
     Gains (losses) on sales and maturities of marketable securities                   818              (4,236)
     Increase (decrease) in cash arising from changes in
       operating assets and liabilities:
       Accounts receivable                                                               -             128,040
       Interest receivable                                                           5,058               6,568
       Accounts payable to affiliate                                               (13,941)             12,991
Accounts payable and accrued expenses                                                  267              76,469
                                                                             -------------       -------------
Net cash provided by (used for) operating activities                               (87,058)            206,399
                                                                             -------------       -------------

Cash flows from investing activities:
   Purchases of marketable securities                                           (2,650,570)         (1,223,402)
   Proceeds from sales and maturities of
     marketable securities                                                       3,085,077           1,760,958
Cash distributions received from Local
     Limited Partnerships                                                          138,199             134,845
   Proceeds from disposition of Local Limited Partnerships                       2,480,246                   -
                                                                             -------------       -------------
Net cash provided by investing activities                                        3,052,952             672,401
                                                                             -------------       -------------

Cash flows from financing activities:
   Cash distribution                                                            (3,068,100)                  -
                                                                             -------------       -------------
Net cash used for financing activities                                          (3,068,100)                  -
                                                                             -------------       -------------

Net increase (decrease) in cash and cash equivalents                              (102,206)            878,800

Cash and cash equivalents, beginning                                             1,201,296             322,496
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $   1,099,090       $   1,201,296
                                                                             =============       =============


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

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. At December 31, 2002, the Managing General Partner has designated approximately $1,002,000 of cash and cash equivalents as Reserves. Such Reserves may be increased or decreased as deemed appropriate from time to time by the Managing General Partner. Substantially all of these Reserves are invested for the purpose of providing revenue to the Partnership for ongoing operations and contingencies.


2.  Significant Accounting Policies
    --------------------------------

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term money market instruments with original maturities of ninety days or less.

Marketable Securities

Marketable securities consist primarily of U.S. Treasury Notes. The Partnership's marketable securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains or losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as separate components of partners' equity.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)
    ------------------------------------------

Investments in Local Limited Partnerships

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

Use of Estimates

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

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Partnership.


3.   Marketable Securities

A summary of marketable securities at December 31, 2002 is as follows:

                                                                   Gross          Gross
                                                               Unrealized      Unrealized       Fair
                                                 Cost              Gains         Losses         Value
                                             -------------     -----------    -----------    -----------
Debt securities issued by the US
   Treasury and other US government
   agencies                                  $     300,266     $    6,532     $         -    $   306,798
                                             -------------     ----------     -----------    -----------

Balance at December 31, 2002                 $     300,266     $    6,532     $         -    $   306,798
                                             =============     ==========     ===========    ===========


The contractual maturities at December 31, 2002 are as follows:

                                                                                                Fair
                                                                                  Cost          Value
                                                                              -----------    -----------

     Due in less than one year                                                $   150,735    $   150,891
     Due in one year to five years                                                149,531        155,907
                                                                              -----------    -----------
                                                                              $   300,266    $   306,798
                                                                              ===========    ============

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS (continued)



3.   Marketable Securities (continued)
     --------------------------------

Proceeds from the sales and maturities of marketable securities were approximately $3,085,000 and $1,761,000 during the years ended December 31, 2002 and 2001, respectively. Included in investment revenue are gross gains of $116 and gross losses of $818 that were realized on sales in 2002 and gross gains of $4,236 that were realized on sales in 2001.

4.   Investment in Local Limited Partnerships

The following is a summary of investments in Local Limited Partnerships at December 31, 2002:




Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $  7,055,169

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $12,689,440)                                                     (6,758,581)

Cash distributions received from Local Limited Partnerships                                             (296,588)
                                                                                                    ------------

Investments in Local Limited Partnerships                                                           $          -
                                                                                                    ============

Summarized financial information from the combined financial statements of all Local Limited Partnerships in which the Partnership has invested at December 31, 2002 and 2001 and for the years then ended is as follows:

Summarized Balance Sheets - as of December 31

                                                                                     2002                2001
                                                                                 -------------      --------------
Assets:

   Investment property, net                                                      $  11,953,149      $   17,492,454
   Other assets                                                                      2,477,638           3,465,001
                                                                                 -------------      --------------
     Total Assets                                                                $  14,430,787      $   20,957,455
                                                                                 =============      ==============

Liabilities and Partners' Deficiency:
   Long-term debt                                                                $  26,027,173      $   32,948,779
   Other liabilities                                                                 3,015,738           4,592,165
                                                                                 -------------      --------------
     Total Liabilities                                                              29,042,911          37,540,944

   Partners' Deficiency                                                            (14,612,124)        (16,583,489)
                                                                                 -------------      --------------
     Total Liabilities and Partners' Deficiency                                  $  14,430,787      $   20,957,455
                                                                                 =============      ==============

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS (continued)



4.   Investment in Local Limited Partnerships (continued)
     ---------------------------------------------------

Summarized Income Statements
For the Twelve Months Ended December 31

                                                                                      2002              2001
                                                                                  -------------    -------------


Rental and other income                                                           $   6,763,480    $   8,861,948
                                                                                  -------------    -------------

Expenses:
   Operating expenses                                                                 4,476,864        5,818,993
   Interest expense                                                                   2,186,719        2,459,143
   Depreciation and amortization                                                        915,443        1,283,330
                                                                                  -------------    -------------
     Total Expenses                                                                   7,579,026        9,561,466
                                                                                  -------------    -------------

Net Loss                                                                          $    (815,546)   $    (699,518)
                                                                                  =============    =============

Partnership's share of net loss                                                   $    (807,389)   $    (692,522)
                                                                                  =============    =============

Other partners' share of net loss                                                 $      (8,157    $      (6,996)
                                                                                  =============    =============

The Partnership has not recognized equity losses of $828,712 and $754,286 in the years ended December 31, 2002 and 2001, respectively. These unrecognized losses relate to Local Limited Partnerships whose cumulative equity in losses and cumulative distributions have exceeded their total investment. In addition, during the years ended December 31, 2002 and 2001, the Partnership recognized $21,323 and $61,764 of previously unrecognized losses, respectively. Two of the LocalLimited Partnerships were sold during the year ended December 31, 2002 resulting in a net gain of $2,480,246.

5. Federal Income Taxes

The following schedule reconciles the reported financial statement income to the income reported on Form 1065, US. Partnership Return of Income:

                                                                                      2002              2001
                                                                                  -------------   --------------

Income per financial statements                                                   $   2,539,185    $     121,412

Distribution income recognized for
   financial reporting purposes                                                        (138,199)        (134,845)

Equity in losses of Local Limited Partnerships
   not recognized for financial reporting purposes                                     (807,389)        (692,522)

Equity in income recognized for tax purposes                                            946,576        1,340,927

Net gain on dispositions of Bear Creek and
   Buttonwood Tree for tax purposes in excess
    of gain for financial reporting purposes                                          5,867,757                -

Other differences, net                                                                        -             (868)
                                                                                  -------------    -------------

Income per tax return                                                             $   8,407,930    $     634,104
                                                                                  =============    =============

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                  NOTES TO THE FINANCIAL STATEMENTS (continued)


5.       Federal Income Taxes (continued)
         -------------------------------

The carrying value of the Partnership's Investment in Local Limited Partnerships for financial reporting purposes was approximately $20,173,000 greater than the carrying value of such assets for tax purposes in 2002. The difference was partially a result of the fact that, for financial reporting purposes, the Partnership does not recognize equity losses from a Local Limited Partnership once a Local Limited Partnership's carrying value has been reduced to zero. Such unrecognized losses totaled approximately $12,689,000 at December 31, 2002. The remaining differences were mainly due to accelerated depreciation taken for tax purposes. The carrying values of all other assets and liabilities was the same for financial reporting and tax purposes.

6.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended December 31, 2002 and 2001 is $65,114 and $60,386, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits. At December 31, 2002, $9,540 is payable to an affiliate of the Managing General Partner.

In accordance with the Partnership Agreement, Lend Lease currently receives a Management Fee equal to 10% of the Partnership's share of Cash Flow from Local Limited Partnerships. However, the fee is subject to certain limitations and adjustments under certain circumstances. The fee is non-cumulative and is payable only from available Partnership funds. Management Fees totaling $14,434 and $12,871 were incurred during 2002 and 2001, respectively, which relate to cash distributions received in those years, $614 of which remains outstanding at December 31, 2002.

7.   Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Partnership will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Partnership will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the Partnership will adopt the consolidation guidance applicable to existing VIEs as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

Management is still assessing the impacts of this interpretation, however, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $14 million and $29 million, respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognised losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $12.7 million at December 31, 2002.