Form 10QSB
period 2003-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2003-05-14
CIK 354626

May 15,  2003





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended March 31, 2003

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

For the quarterly period ended          March 31, 2003
                           ------------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the ransition period from                       to
                                -----------------       -------------------

                        Commission file number 0-10057

Boston Financial Apartments Associates, L.P.
---------------------------------------------
(Exact name of registrant as specified in its charter)

  Delaware                                      04-2734133
----------------------                   -------------------------------
(State or other jurisdiction of          (I.R.S. Employer
Identification No.)                      incorporation or organization)



   101 Arch Street, Boston, Massachusetts         02110-1106
-----------------------------------------      ------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
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
                             (A Limited Partnership)
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - March 31, 2003                                              1

         Statements of Operations (Unaudited) - For the Three
            Months Ended March 31, 2003 and 2002                                                 2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended March 31, 2003                                            3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended March 31, 2003 and 2002                                                 4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

PART II - OTHER INFORMATION

CONTROLS AND PROCEDURES                                                                          9
-----------------------

Items 1-6                                                                                       10

SIGNATURE                                                                                       11
---------

CERTIFICATOINS                                                                                  12
--------------


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEET

                                 March 31, 2003
                                    (Unaudited)




Assets

Cash and cash equivalents                                                                    $   1,221,779
Interest receivable                                                                                  1,753
Marketable securities, at fair value                                                               155,625
Investment in Local Limited Partnerships (Note 1)                                                        -
                                                                                             -------------
     Total Assets                                                                            $   1,379,157
                                                                                             =============

Liabilities and Partners' Equity

Liabilities:
   Accounts payable to affiliate                                                             $      23,450
   Accounts payable and accrued expenses                                                           122,879
                                                                                             --------------
     Total Liabilities                                                                             146,329
                                                                                             -------------

General and Limited Partner's Equity                                                             1,226,734
Net unrealized gains on marketable securities                                                        6,094
                                                                                             -------------
     Total Partners' Equity                                                                      1,232,828
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   1,379,157
                                                                                             =============



    The accompanying notes are integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)




                                                                                        2003             2002
                                                                                    ------------     -----------

Revenue:
   Investment                                                                       $      4,908     $    12,080
   Other                                                                                       -           2,543
                                                                                    ------------     -----------

     Total Revenue                                                                         4,908          14,623
                                                                                    ------------     -----------


Expenses:

   General and administrative expenses (includes
     reimbursements to affiliate in the amounts of
     $23,622 and $11,366, respectively)                                                   32,068          20,503
   Management Fees, related party                                                              -             614
                                                                                    ------------     -----------
     Total Expenses                                                                       32,068          21,117
                                                                                    ------------     -----------

Loss before equity in losses of Local Limited Partnerships                               (27,160)         (6,494)

Equity in losses of Local Limited Partnerships (Note 1)                                        -               -
                                                                                    ------------     -----------


Net Loss                                                                            $    (27,160)    $    (6,494)
                                                                                    ============     ============

Net Loss allocated:
   To General Partners                                                              $     (1,358)    $      (325)
   To Limited Partners                                                                   (25,802)         (6,169)
                                                                                    ------------     -----------

                                                                                    $    (27,160)    $    (6,494)
                                                                                    ============     ===========


Net Loss per Limited Partnership
   Unit (21,915 Units)                                                              $     (1.18)     $      (0.28)
                                                                                    ===========      =============



  The accompanying notes are integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended March 31, 2003
                                   (Unaudited)



                                                                                     Net
                                                 General          Limited        Unrealized
                                                Partners         Partners           Gains             Total
                                            --------------    -------------     -------------    -------------

Balance at December 31, 2002                $     (772,935)   $   2,044,760     $       6,532    $   1,278,357
                                            --------------    -------------     -------------    -------------

General Partner Distribution                       (17,931)               -                 -          (17,931)
                                            --------------    -------------     -------------    -------------


Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale                       -                -              (438)            (438)
   Net Loss                                         (1,358)         (25,802)                -          (27,160)
                                            --------------    -------------     -------------    -------------

Comprehensive Loss                                  (1,358)         (25,802)             (438)         (27,598)
                                            --------------    -------------     -------------    -------------


Balance at March 31, 2003                   $     (792,224)   $   2,018,958     $       6,094    $   1,232,828
                                            ==============    =============     =============    ==============



  The accompanying notes are integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                                2003               2002
                                                                          -------------        -------------

Net cash provided by (used for) operating activities                      $      (9,380)       $       1,618

Net cash provided by investing activities                                       150,000              103,154

Net cash used for financing activities                                          (17,931)                   -
                                                                          -------------        -------------

Net increase in cash and cash equivalents                                       122,689              104,772

Cash and cash equivalents, beginning                                          1,099,090            1,201,296
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $   1,221,779        $   1,306,068
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

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

The following is a summary of investments in Local Limited Partnerships at March 31, 2003:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                              $     7,055,169

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $12,804,163)                                      (6,758,581)

Cumulative cash distributions received from Local Limited Partnerships                              (296,588)
                                                                                             ----------------

Investments in Local Limited Partnerships                                                    $             -
                                                                                             ================

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net loss for the three months ended March 31, 2003 is $114,723. For the three months ended March 31, 2003, the Partnership has not recognized $182,917 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the three months ended March 31, 2003, the Partnership recognized $68,194 of equity in losses, which were previously unrecognized.

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

Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Partnership investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is presented as "Other Income" in the accompanying financial statements.

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

The Managing General Partner is still assessing the impacts of this interpretation, however, it is reasonably possible that the Partnership will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at March 31, 2003 were approximately $10 million and $29 million, respectively. While the Partnership's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Partnership effective July 1, 2003, it is likely that cumulative unrecognised losses would need to be recorded by the Partnership as of July 1, 2003. Cumulative unrecognised losses from these entities were approximately $12.8 million at March 31, 2003.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of $1,221,779, as compared to $1,099,090 at December 31, 2002. The increase in cash and cash equivalents is primarily the result of proceeds from sales of marketable securities.

The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2003, on a cash basis, approximately $1,002,000 of cash and cash equivalents has been designated as Reserves.

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

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at March 31, 2003, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Results of Operations

The Partnership's results of operations for the three months ended March 31, 2003 resulted in net loss of $27,160, as compared to a net loss of $6,494 for the same period in 2002. The decrease in net income is primarily due to a decrease in investment revenue and an increase in general and administrative expenses. Investment revenue decreased due to a decrease in returns on cash equivalents and marketable securities. General and administrative expenses increased due to the timing of charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership in the period ended March 31, 2002.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

At March 31, 2003, the Partnership's investment portfolio consisted of investments in five Local Limited Partnerships, each of which owned and operated a multi-family investment property. The average occupancy of the Properties was 92% at March 31, 2003.

The Managing General Partner is actively seeking to dispose of the Partnership's remaining limited partnership interests. Upon the sale of the last remaining local limited partnership interest, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement. There can be no guarantee that the Managing General Partners efforts to dispose of the Partnership's remaining local limited partnership interests will occur in the near term.

One of the remaining Local Limited Partnerships is experiencing operating difficulties, Pheasant Ridge (Moline, Illinois). Pheasant Ridge's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements have allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repair has caused the Property to operate at a deficit. The Local General Partner funds deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the property.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES


Controls and Procedures

Based on the Partnership's evaluation within 45 days prior to filing this Form 10-QSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits

                    99.1   Certification of Mike Gladstone pursuant to
                           section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:   May 15, 2003                       BOSTON FINANCIAL APARTMENTS
                                            ASSOCIATES, L.P.



                                            By: BFTG Residential Properties,Inc.
                                                its Managing General Partner




                                                 /s/Michael H. Gladstone
                                                 ----------------------------
                                                 Michael H. Gladstone
                                                 Director

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


Date:   May 15, 2003                  /s/Michael H. Gladstone
                                      --------------------------------------
                                      Michael H. Gladstone
                                      Director

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Apartments Associates, L.P. ("the Partnership") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Director, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                            /s/Michael H. Gladstone
                                            --------------------------------
                                            Michael H. Gladstone
                                            Director

                                            Date:  May 15, 2003