Form 10QSB
period 2003-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2003-08-12
CIK 354626

August 14,  2003




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended June 30, 2003
         File No. 0-10057


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

     For the quarterly period ended  June 30, 2003

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
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2003                                               1

         Statements of Operations (Unaudited) - For the Three and Six
            Months Ended June 30, 2003 and 2002                                                  2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Six Months Ended June 30, 2003                                               3

         Statements of Cash Flows (Unaudited) - For the Six
            Months Ended June 30, 2003 and 2002                                                  4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

Item 3.  Controls and Procedures                                                                 9

PART II - OTHER INFORMATION

Items 1-6                                                                                       10

SIGNATURE                                                                                       11



                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                    $   1,173,073
Interest receivable                                                                                    259
Marketable securities, at fair value                                                               155,625
Investment in Local Limited Partnerships (Note 1)                                                        -
     Total Assets                                                                            $   1,328,957

Liabilities and Partners' Equity

Liabilities:
Due to affiliate                                                                             $       4,480
   Accounts payable and accrued expenses                                                           120,359
     Total Liabilities                                                                             124,839

General and Limited Partner's Equity                                                             1,198,024
Net unrealized gains on marketable securities                                                        6,094
     Total Partners' Equity                                                                      1,204,118
     Total Liabilities and Partners' Equity                                                  $   1,328,957


The accompanying notes are an integral part of these financial statements.


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                 Three Months Ended                    Six Months Ended
                                             June 30,         June 30,            June 30,            June 30,
                                               2003             2002                2003                2002

Revenue:
   Investment                             $       4,626     $      13,130       $       9,534      $      25,210
   Other                                              -           138,299                   -            140,842
     Total Revenue                                4,626           151,429               9,534            166,052

Expenses:
   General and administrative
     (includes reimbursement to affiliate
      in the amounts of $36,625 and
      $38,747, in 2003 and 2002,
      respectively)                              33,336            33,531              65,404             54,034
   Management Fees, related party                     -            13,820                   -             14,434
     Total Expenses                              33,336            47,351              65,404             68,468

Income (Loss) before equity in losses of
   Local Limited Partnerships and
   gain on liquidation                          (28,710)          104,078             (55,870)            97,584

Equity in losses of Local Limited
   Partnerships (Note 1)                              -                 -                   -                 -

Gain on liquidation of interest in
   Local Limited Partnership                          -         1,032,363                   -          1,032,363

Net Income (Loss)                         $     (28,710)    $   1,136,441       $     (55,870)     $   1,129,947

Net Income (Loss) allocated:
   General Partners                       $      (1,436)    $      15,528       $      (2,794)     $      15,203
   Limited Partners                             (27,274)        1,120,913             (53,076)         1,114,744
                                          $     (28,710)    $   1,136,441       $     (55,870)     $   1,129,947
Net Income (Loss) per Limited Partner
   Unit (21,915 Units)                    $      (1.24)     $       51.15       $      (2.42)      $       50.87




The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended June 30, 2003
                                   (Unaudited)




                                                                                     Net
                                                 General          Limited        Unrealized
                                                Partners         Partners           Gains             Total

Balance at December 31, 2002                $     (772,935)   $   2,044,760     $       6,532    $   1,278,357

General Partner Distributions                      (17,931)               -                 -          (17,931)

Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale                       -                -              (438)            (438)
   Net Loss                                         (2,794)         (53,076)                -          (55,870)
Comprehensive Loss                                  (2,794)         (53,076)             (438)         (56,308)

Balance at June 30, 2003                    $     (793,660)   $   1,991,684     $       6,094    $   1,204,118



The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                2003               2002


Net cash provided (used for) by operating activities                      $     (58,086)       $     998,641

Net cash provided by investing activities                                       150,000              544,330

Net cash used for financing activities                                          (17,931)                   -

Net increase in cash and cash equivalents                                        73,983            1,542,971

Cash and cash equivalents, beginning                                          1,099,090            1,201,296

Cash and cash equivalents, ending                                         $   1,173,073        $   2,744,267


The accompanying notes are an integral part of these financial statements.


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended December 31, 2002. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2003:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                              $     7,055,169

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $13,083,975)                                      (6,758,581)

Cumulative cash distributions received from Local Limited Partnerships                              (296,588)

Investments in Local Limited Partnerships                                                    $             -


The Partnership's share of net loss for the six months ended June 30, 2003 is $394,534. For the six months ended June 30, 2003, the Partnership has not recognized $470,469 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the six months ended June 30, 2003, the Partnership recognized $75,935 of equity in losses, which were previously unrecognized.

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

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of $1,173,073 compared with $1,099,090 at December 31, 2002. The increase in cash and cash equivalents is primarily the result of sales of marketable securities.

The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2003, approximately $1,002,000 of cash and cash equivalents has been designated as Reserves.

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

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at June 30, 2003, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended June 30, 2003 resulted in a net loss of $28,710, as compared to a net income of $1,136,441 for the same period in 2002. The increase in net loss is primarily due to a decrease in gain on liquidation of interest in a Local Limited Partnership.

Six Month Period

The Partnership's results of operations for the six months ended June 30, 2003 resulted in net loss of $55,870, as compared to a net income of $1,129,947 for the same period in 2002. The increase a net loss is primarily due to a decrease in gain on liquidation of interest in a Local Limited Partnership.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in five Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. The average occupancy of the Properties was 92% at June 30, 2003.

The Managing General Partner is actively seeking to dispose of the Partnership's remaining Local Limited Partnership interests. Upon the sale of the last remaining Local Limited Partnership interest, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement. There can be no guarantee that the Managing General Partner's efforts to dispose of the Partnership's remaining Local Limited Partnership interests will occur in the near term. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Property Discussion

One of the remaining Local Limited Partnerships, Pheasant Ridge, located in Moline, Illinois, is experiencing operating difficulties. Pheasant Ridge's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements have allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repair have caused the Property to operate at a deficit. In addition, occupancy has consistently been low and working capital levels are below appropriate levels. The Local General Partner funds deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property. The Property remains current on its debt service obligations.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)




PART II        OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits

                   31.1 Certification of Mike Gladstone pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                   32.1 Certification of Mike Gladstone pursuant to section 906 of the Sarbanes-Oxley Act of 2002


                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 14, 2003


                                    BOSTON FINANCIAL APARTMENTS
                                    ASSOCIATES, L.P.

                                    By       BFTG Residential Properties, Inc.
                                             its Managing General Partner


                                             /s/Michael H. Gladstone
                                             Michael H. Gladstone
                                             Director
                                             MMA Financial, LLC