Form 10QSB
period 2003-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2003-11-13
CIK 354626

November 14,  2003




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended September 30, 2003 File No. 0-10057


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,





/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller








BFAA.Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the quarterly period ended     September 30, 2003
                                       OR

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
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2003                                          1

         Statements of Operations (Unaudited) - For the Three and Nine
            Months Ended September 30, 2003 and 2002                                             2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Nine Months Ended September 30, 2003                                         3

         Statements of Cash Flows (Unaudited) - For the Nine
            Months Ended September 30, 2003 and 2002                                             4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  6

Item 3.  Controls and Procedures                                                                 9

PART II - OTHER INFORMATION

Items 1-6                                                                                       10

SIGNATURE                                                                                       11

CERTIFICATIONS                                                                                  12


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                    $   1,153,253
Interest receivable                                                                                  1,713
Marketable securities, at fair value                                                               154,500
Investment in Local Limited Partnerships (Note 1)                                                        -
     Total Assets                                                                            $   1,309,466

Liabilities and Partners' Equity

Liabilities:
   Accounts payable and accrued expenses                                                     $     118,589
     Total Liabilities                                                                             118,589

General and Limited Partner's Equity                                                             1,185,908
Net unrealized gains on marketable securities                                                        4,969
     Total Partners' Equity                                                                      1,190,877
     Total Liabilities and Partners' Equity                                                  $   1,309,466




The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                 Three Months Ended                    Nine Months Ended
                                           September 30,     September 30,      September 30,      September 30,
                                               2003             2002                2003                2002

Revenue:
   Investment                             $       3,997     $       15,264      $      13,531     $       40,474
   Other                                              -             (2,110)                 -            138,732
     Total Revenue                                3,997             13,154             13,531            179,206

Expenses:
   General and administrative
     (includes reimbursements to an affiliate
      in the amounts of $49,583 and
      $60,063 in 2003 and 2002,
      respectively)                              16,113             34,472             81,517             88,506
Management Fees, related party                        -                  -                  -             14,434
     Total Expenses                              16,113             34,472             81,517            102,940

Income (Loss) before equity in income of
   Local Limited Partnerships and gain on
   sale of interests in Local Limited
   Partnerships                                 (12,116)           (21,318)           (67,986)            76,266

Equity in income of Local Limited
   Partnerships (Note 1)                              -                  -                  -                  -

Gain on sales of interest in Local
   Limited Partnerships                               -          1,211,449                  -          2,243,812

Net Income (Loss)                         $     (12,116)    $    1,190,131      $     (67,986)    $    2,320,078
Net Income (Loss) allocated:
   General Partners                       $        (605)    $       11,048      $      (3,399)    $       26,251
   Limited Partners                             (11,511)         1,179,083            (64,587)         2,293,827
                                          $     (12,116)    $     1,190,131     $     (67,986)    $    2,320,078

Net Income (Loss) per Limited Partner
   Unit (21,915 Units)                    $       (0.53)    $        53.80      $       (2.95)    $       104.67

The accompanying notes are an integral part of these financial statements.


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)




                                                                                     Net
                                                 General          Limited        Unrealized
                                                Partners         Partners           Gains             Total

Balance at December 31, 2002                $     (772,935)   $   2,044,760     $       6,532    $   1,278,357

General Partner Distributions                      (17,931)               -                 -          (17,931)

Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale                       -                -            (1,563)          (1,563)
   Net Loss                                         (3,399)         (64,587)                -          (67,986)
Comprehensive Loss                                  (3,399)         (64,587)           (1,563)         (69,549)

Balance at September 30, 2003               $     (794,265)   $   1,980,173     $       4,969    $   1,190,877


The accompanying notes are an integral part of these financial statements.


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)




                                                                                2003               2002

Net cash used for operating activities                                    $     (77,906)       $     (68,322)


Net cash provided by investing activities                                       150,000              139,487

Net cash used for financing activities                                          (17,931)                   -

Net increase in cash and cash equivalents                                        54,163               71,165

Cash and cash equivalents, beginning                                          1,099,090            1,201,296

Cash and cash equivalents, ending                                         $   1,153,253        $   1,272,461



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

The following is a summary of investments in Local Limited Partnerships at September 30, 2003:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                              $     7,055,169

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $13,399,913)                                      (6,758,581)

Cumulative cash distributions received from Local Limited Partnerships                              (296,588)

Investments in Local Limited Partnerships                                                    $             -


The Partnership's share of net loss for the nine months ended September 30, 2003 is $710,473. For the nine months ended September 30, 2003, the Partnership has not recognized $751,536 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the nine months ended September 30, 2003, the Partnership recognized $41,063 of equity in losses, which were previously unrecognized.

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

Accounting Policies

The Partnership's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Partnership's policy is as follows:

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of $1,153,253 compared with $1,099,090 at December 31, 2002. The increase in cash and cash equivalents is primarily the result of sales of marketable securities.

The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2003, approximately $1,002,000 of cash and cash equivalents has been designated as Reserves.

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

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at September 30, 2003, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2003 resulted in a net loss of $12,116, as compared to a net income of $1,190,131 for the same period in 2002. The increase in net loss is primarily due to a decrease in gain on sales of interests in Local Limited Partnerships.

Nine Month Period

The Partnership's results of operations for the nine months ended September 30, 2003 resulted in net loss of $67,986 as compared to a net income of $2,320,078 for the same period in 2002. The increase in net loss is primarily due to a decrease in gain on sales of sales in Local Limited Partnership.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in five Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. The average occupancy of the Properties was 92% at September 30, 2003.

The Managing General Partner is actively seeking to dispose of the Partnership's remaining Local Limited Partnership interests. Upon the sale of the last remaining Local Limited Partnership interest, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement. There can be no guarantee that the Managing General Partner's efforts to dispose of the Partnership's remaining Local Limited Partnership interests will occur in the near term. The Partnerships shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Partnership is dissolved.

Property Discussion

One of the remaining Local Limited Partnerships, Pheasant Ridge, located in Moline, Illinois, is experiencing operating difficulties. Pheasant Ridge's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements have allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repairs have caused the Property to operate at a deficit. In addition, occupancy has consistently been low and working capital and debt service coverage are below appropriate levels. The Local General Partner funds deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property. The Property remains current on its debt service obligations.

Other Development

During the quarter ended September 30, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Mike Gladstone pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Mike Gladstone pursuant to section 906 of the Sarbanes-Oxley Act of 2002


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2003


                                  BOSTON FINANCIAL APARTMENTS
                                  ASSOCIATES, L.P.

                                   By BFTG Residential Properties, Inc.
                                   its Managing General Partner


                                         /s/Michael H. Gladstone
                                          Michael H. Gladstone
                                          Principal
                                          MMA Financial, LLC