Form 10KSB
period 2003-12-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2004-03-31
CIK 354626

March 30, 2004


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549



     Boston Financial Apartments Associates, L.P.
     Annual Report on Form 10-KSB for Year Ended December 31, 2003 File Number 0-10057


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

For the fiscal year ended                  December 31, 2003
                           ---------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                     to


    Commission file number 0-10057

 Boston Financial Apartments Associates, L.P.
-------------------------------------------------
(Exact name of registrant as specified in its charter)

         Delaware                                          04-2734133
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

   101 Arch Street, Boston, Massachusetts                 02110-1106
-----------------------------------------------       ----------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code            (617) 439-3911
                                                      ------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
        Title of each class                             which registered
        -------------------                      ----------------------------
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                  Boston Financial Apartments Associates, L.P.

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003


                                TABLE OF CONTENTS



PART I

     Item 1     Business                                                                        K-2
     Item 2     Properties                                                                      K-4
     Item 3     Legal Proceedings                                                               K-5
     Item 4     Submission of Matters to a
                  Vote of Security Holders                                                      K-5

PART II

     Item 5     Market for the Registrant's Units and
                  Related Security Holder Matters                                               K-5
     Item 6     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                              K-5
     Item 7     Financial Statements and Supplementary Data                                     K-9
     Item 8     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                           K-9

PART III

     Item 9     Directors and Executive Officers of the
                  Registrant                                                                    K-9
     Item 10    Management Remuneration                                                        K-10
     Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                                        K-10
     Item 12    Certain Relationships and Related Transactions                                 K-10
     Item 13    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                          K-11




CONTROLS AND PROCEDURES                                                                        K-12
-----------------------

SIGNATURES                                                                                     K-13
----------

CERTIFICATIONS                                                                                K-14
--------------



                                     PART I

Item 1.  Business

Boston Financial Apartments Associates, L.P. (the "Partnership") is a limited partnership formed on July 21, 1981 under the Uniform Limited Partnership Act of the State of Delaware. The Partnership raised $21,910,000 of equity ("Gross Proceeds") through the sale of Limited Partnership Interests ("Units") of $1,000 per Unit with a minimum purchase of five Units. Such amounts exclude five unregistered Units previously acquired for $1,000 each by the initial limited partner, an affiliate of the general partners.

The Partnership is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate multi-family residential properties ("Properties") which are assisted by federal, state or local government agencies pursuant to programs which do not significantly restrict distributions to owners or the rate of return on investments in such Properties. The investment objectives of the Partnership include the following: (i) to preserve and protect the Partnership's capital; (ii) to provide capital appreciation through appreciation in value of the Properties; (iii) to provide tax losses during the early years of the Partnership's operations which the Limited Partner may use to offset income from other sources; (iv) to provide annual cash distributions to Partners derived from distributions to the Partnership from Local Limited Partnerships; and (v) to build additional equity through reduction of mortgage loans of the Local Limited Partnerships. There can be no assurance that the Partnership will attain any or all of these investment objectives.

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

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Partnership has invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships.




                                     Table A

                     SELECTED LOCAL LIMITED PARTNERSHIP DATA
                                                                                                     Total
                                                                                                  Original Equity       % Total
                                                  Date                  Property                     and Debt --        Original
       Local Limited           Property          Interest   Completion   Occupancy     Number of     Local Limited         Equity
       Partnerships            Location          Acquired         Date  at 12/31/03   Apt. Units    Partnerships (2)      and Debt
---------------------------  ------------------ ----------   ----------- -----------   ----------    ----------------     ---------
Bear Creek (1)              Asheville, NC         08/25/83       1974      n/a            140          $ 3,089,000           3.56%
Buttonwood Tree (1)         Wichita, KS           03/29/82       1982      n/a            216            8,341,000           9.62%
Captain's Landing (1)       Galveston, TX         10/14/82       1984      n/a            174            5,392,000           6.22%
Chelsea Village             Indianapolis, IN      07/02/82       1983      94%            246            9,179,000          10.59%
Mountain View (1)           Johnson City, TN      12/08/82       1983      n/a             60            2,249,000           2.60%
Oakdale Manor (1)           Beaumont, TX          05/05/83       1981      n/a            152            4,905,000           5.66%
Oakwood Terrace (1)         Chattanooga, TN       08/13/82       1983      n/a            100            3,254,000           3.75%
Overland Station (1)        Boise, ID             02/24/82       1978      n/a            160            4,480,000           5.17%
Park Hill (1)               Lexington, KY         04/22/82       1980      n/a            132            3,935,000           4.54%
Pheasant Ridge              Moline, IL            07/07/82       1978      81%            216            5,526,000           6.38%
The Woods of Castleton      Indianapolis, IN      05/28/82       1983      90%            260            9,824,000          11.34%
Westpark Plaza (1)          Chico, CA             04/05/82       1979      n/a            240            7,519,000           8.68%
Woodbridge                  Bloomington, IN       07/09/82       1983      97%            140            5,321,000           6.14%
Woodmeade South (1)         Knoxville, TN         04/07/82       1983      n/a            242            8,619,000           9.95%
Youngstoun (1)              Hagerstown, MD        02/18/83       1984      n/a            120            5,027,000           5.80%
                                                                                       ------          ------------         -------
                                                                                        2,598            $86,660,000        100.00%
                                                                                        =====            ===========        =======

(1)    The Partnership no longer has an interest in the Local Limited Partnership which owns this Property.

(2) Includes equity contributed to the Local Limited Partnership plus the outstanding principal balance of its mortgage loan at the date of purchase (or, in the case of new construction projects, at HUD Final
       Endorsement) and any notes made by the Partnership as part of its original purchase.


Although the Partnership's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Partnership's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of December 31, 2003, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners: the Castleton, Chelsea and Woodbridge Local Limited Partnerships, representing 28.07% of the total original investment, exclusive of disposed Properties, have affiliates of Gene B. Glick Company, Inc. as Local General Partners. The Local General Partners of the other Local Limited Partnerships were identified in the Acquisition Reports.

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

The Partnership is managed by BFTG Residential Properties, Inc., the Managing General Partner of the Partnership. The other general partner of the Partnership is Milk Street Housing Associates, L.P. The Partnership, which does not have any employees, reimburses MMA Financial, LLC ("MMA"), an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Partnership is set forth in Item 9 of this Report.

Item 2.  Properties

The Partnership owns limited partnership interests in four Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance program. The Partnership's ownership interest in each Local Limited Partnership is 99%.

Some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the Property is located at favorable terms; or iii) loans that have repayment terms that are based on a percentage of cash flow.

The Partnership does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

The duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this item, as it pertains to the Partnership, is contained in items 1, 6 and 7 of this Report.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.
                                     PART II


Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements and investor suitability standards imposed by applicable federal or state securities laws and the minimum purchase and retention requirements imposed by the Partnership. The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units. Units will not be redeemed or repurchased by the Partnership.

The Partnership Agreement does not impose on the Partnership or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

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

There were 1,963 record holders of Units of the Partnership at December 31, 2003.

Cash distributions, when made, are paid annually.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

Executive Level Overview
Boston Financial Apartments Associates, L.P. (the "Partnership") is a limited partnership formed on July 21, 1981 under the Uniform Limited Partnership Act of the State of Delaware. The Partnership was organized to invest, as a limited partner, in other limited partnerships ("Local Limited Partnerships") that own and operate multi-family residential properties which are assisted by federal, state or local government agencies pursuant to programs which do not significantly restrict distributions to owners or the rate of return on investments in such Properties.

The investment objectives of the Partnership include the following: (i) to preserve and protect the Partnership's capital; (ii) to provide capital appreciation through appreciation in value of the Properties; (iii) to provide tax losses during the early years of the Partnership's operations which the Limited Partner may use to offset income from other sources; (iv) to provide annual cash distributions to Partners derived from distributions to the Partnership from Local Limited Partnerships; and (v) to build additional equity through reduction of mortgage loans of the Local Limited Partnerships.

As of December 31, 2003, the Partnership's investment portfolio consists of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. By investing in Local Limited Partnerships, the Partnership has cumulatively returned to investors on a one-unit ($1,000 investment) basis approximately $431 of cash distributions, $3,285 of tax losses, $104 of portfolio interest income, $1,309 of taxable capital gains and $776 of other taxable income.

The Managing General Partner is actively seeking to dispose of the Partnership's remaining Local Limited Partnership interests. Upon the sale of the last remaining Local Limited Partnership interest, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement. There can be no guarantee that the Managing General Partner's efforts to dispose of the Partnership's remaining Local Limited Partnership interests will occur in the near term. The Partnership shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Partnership. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

Accounting Standard Update

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB issued FIN 46R to make certain technical corrections and address implementation issues that had arisen. VIEs are generally defined as entities that either: (1) do no have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

The Managing General Partner has determined that the Partnership holds variable interests in VIEs created prior to February 1, 2003 but that the Partnership is not the primary beneficiary, as defined by FIN 46, of the VIEs. Therefore, the Partnership will not be required to consolidate the VIEs. The Partnership will be required to apply the disclosure provisions of FIN 46 upon adoption of FIN 46 in the quarter ended December 31, 2004. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at December 31, 2003).


Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of $2,298,831, compared with $1,099,090 at December 31, 2002. The increase in cash and cash equivalents is primarily due to the sale of Park Hill.

The Managing General Partner initially designated $1,022,000 as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2003, approximately $1,002,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $20,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, working with Local Limited Partnerships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2003, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships and disposals of interest in Local Limited Partnerships. Such cash is not expected to be significant in 2004, therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

2003 versus 2002

The Partnership's results of operations for the year ended December 31, 2003 resulted in net income of $1,072,987, as compared to net income of $2,539,185 in 2002. The decrease in net income is primarily due to decreases in gain on liquidation of interests in Local Limited Partnerships and distribution income. The decreases in gain on liquidation of interest in Local Limited Partnerships and distribution income were partly offset by a decrease in general and administrative expenses.

Property Discussions

Park Hill Apartments, consists of a 132-unit, development built in 1977 located in Lexington, Kentucky. Although operations have historically been stable, cash flow from only one year, 1996, has been distributed to the Partnership. In addition, the Property is in dire need of a major capital infusion to remain competitive in the marketplace. Occupancy had deteriorated in the past two years, decreasing from 93% as of December 31, 2001 to 86% as of September 30, 2003. The Local General Partner tried unsuccessfully to refinance the property several times in the last few years in order to obtain funds necessary to undertake capital improvements. In the spring of 2003, the Managing General Partner began working with the Local General Partner to undertake a formal marketing process. Offers were received and a buyer was chosen that paid the Local Limited Partnership approximately $3,650,000 for the Property. After debt and the distribution to the Local General Partner, the Partnership received net proceeds of $1,157,576 on December 2, 2003. As a result the Partnership no longer has an interest in the Local Limited Partnership. This sale resulted in income for GAAP accounting purposes of $1,157,576 and will result in taxable income projected to be approximately $2.86 million, or $130 per Unit.

One of the remaining Local Limited Partnerships is Pheasant Ridge. Pheasant Ridge consists of 216 units originally built in 1978 located in Moline, Illinois. The Property is experiencing operating difficulties. Pheasant Ridge's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements have allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repairs have caused the Property to operate at a deficit. In addition, occupancy averaged 86% during 2003 and working capital levels are below appropriate levels. The Local General Partner funds deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property. The Property remains current on its debt service obligations. However, the Property is in dire need of a major capital infusion to remain competitive in the marketplace. Occupancy had slipped in recent months and was 81% as of December 31, 2003. In 2002, the Managing General Partner began working with the Local General Partner to sell the Property. In the spring of 2003, the Local General Partner agreed to a formal marketing process. Offers were received with the highest, $5,100,000, being accepted. It is anticipated that the closing will occur during 2004. After debt and the distribution to the Local General Partner, the Partnership expects to receive net proceeds of approximately $875,000. This sale will result in taxable income projected to be approximately $1.6 million, or $73 per Unit.

Other Development

During the year ended December 31, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("MuniMae"). MuniMae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with MuniMae's Midland subsidiary to operate under the name MMA Financial, LLC.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the two years ended December 31, 2003.

Since some Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases.

Certain Properties in which the Partnership has invested are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The managing general partner of the Partnership is BFTG Residential Properties, Inc., a Massachusetts corporation (the "Managing General Partner" or "BFTG"), an affiliate of MMA Financial, LLC ("MMA"). The name, position and age of the executive officer of BFTG is set forth below:

            Name                            Position                    Age

   Michael H. Gladstone                 Principal, Member               47

The other general partner of the Partnership is Milk Street Housing Associates, L.P., a Massachusetts limited partnership ("Milk Street"). Milk Street was originally formed as Franklin Housing Associates, but its name was changed on December 8, 1981 to enable it to qualify to do business in Delaware.
Messrs. A. Harold Howell and Fred N. Pratt, Jr. are general partners of Milk Street.

The Managing General Partner provides day-to-day management of the Partnership. Compensation is discussed in item 10 of this Report. Such day to day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Michael H. Gladstone, age 47, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the areas of affordable and conventional housing and investment products and services. He joined MMA as a result of the Boston Financial acquisition starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters, and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Item 10. Management Remuneration

Neither the directors and officers of BFTG nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The equity securities registered by the Partnership under Section 12(g) of the Act of 1934 consist of 22,000 Units, of which 21,910 were sold to the public. Holders of Units are permitted to vote on matters affecting the Partnership only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Partnership. No limited partner is known to the Partnership to be the beneficial owner of more than 5% of the outstanding Units.

BFTG Property Ventures, Inc., an affiliate of the General Partners, owns five (unregistered) Units.

Except as described in the preceding paragraph, neither BFTG, Milk Street, MMA nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Partnership does not know of any existing arrangement that might at a later date result in a change in control of the Partnership.

Item 12. Certain Relationships and Related Transactions

The Partnership is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expenses reimbursements made in the two years ended December 31, 2003 is as follows:

Management Fees

An affiliate of the Managing General Partner receives a fee (the "Management Fee") for services in connection with the administration of the affairs of the Partnership equal to 10% of the Partnership's share of cash flow from Local Limited Partnerships. However, the Management Fee is subject to certain limitations and to reduction under certain circumstances and is non-cumulative and payable only out of available Partnership funds. Since inception, Management Fees amounting to $239,960 have been paid to an affiliate of the Managing General Partner. Fees earned during the years ended December 31, 2003 and 2002 are as follows:

                                                  2003           2002
                                                ---------       --------

Management Fees                                $      -        $ 14,434
Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the costs of the Partnership's salaries and benefits expenses. The reimbursements are based on the size and complexity of the Partnership's operations. Reimbursements paid or payable in each of the two years ended December 31, 2003 are as follows:

                                               2003           2002
                                              ---------       --------

Salaries and benefits expense reimbursements   $  63,183       $ 65,114

Cash distributions paid to the General Partners

Information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to the Managing General Partner and its affiliates during each of the two years ended December 31, 2003 is presented in Note 5 to the Financial Statements.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as a part of this Report

In response to this portion of Item 13, the financial statements and auditor's report relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b)  Exhibits

       31.1 Certification of Mike Gladstone pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification of Mike Gladstone pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(c) Reports on Form 8-K

       No reports on Form 8-K were filed during the year ended December 31, 2003.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation within 120 days prior to filing this Form 10-KSB, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner



     By: /s/Michael H. Gladstone                    Date:  March  30, 2004
         -------------------------------
         Michael H. Gladstone
         Principal
         MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Managing General Partner of the Partnership and in the capacity and on the date indicated:


     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/Michael H. Gladstone                    Date:  March 30, 2004
         -------------------------------
         Michael H. Gladstone
         Principal
         MMA Financial, LLC

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                      INDEX


                                                                                   Page No.

Report of Independent Auditors                                                        F-2

Financial Statements:

    Balance Sheet - December 31, 2003                                                 F-3

    Statements of Operations - For the Years Ended
      December 31, 2003 and 2002                                                      F-4

    Statements of Partners' Equity - For the Years Ended
      December 31, 2003 and 2002                                                      F-5

    Statements of Cash Flows - For the Years
      Ended December 31, 2003 and 2002                                                F-6

    Notes to the Financial Statements                                                 F-7


                         Report of Independent Auditors



To the Partners of
Boston Financial Apartments Associates, L.P.


In our opinion, based upon our audits and the reports of the other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Apartments Associates, L.P. (the "Partnership") as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. The Partnership accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Partnership's investment in Local Limited Partnerships is stated at $0 at December 31, 2003, and the Partnership's equity in earnings (losses) of Local Limited Partnerships is stated at $0 for each of the years ended December 31, 2003 and 2002. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Partnership's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.




March 30, 2004

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                                BALANCE SHEET
                                December 31, 2003



Assets

Cash and cash equivalents                                                                    $   2,298,831
Marketable securities, at fair value (Note 3)                                                      153,657
Investment in Local Limited Partnerships (Note 4)                                                        -
Other asset                                                                                            261
                                                                                             -------------
     Total Assets                                                                            $   2,452,749
                                                                                             =============

Liabilities and Partners' Equity

Accounts payable and accrued expenses                                                        $     121,742
                                                                                             -------------
     Total Liabilities                                                                             121,742
                                                                                             -------------

General and Limited Partners' Equity                                                             2,326,881
Net unrealized gains on marketable securities                                                        4,126
                                                                                             -------------
     Total Partners' Equity                                                                      2,331,007
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   2,452,749
                                                                                             =============

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002



                                                                              2003                 2002
                                                                         ------------          -------------
Revenue:
   Investment                                                            $      18,354         $      58,023
   Other                                                                             -               138,882
                                                                         -------------         -------------
       Total Revenue                                                            18,354               196,905
                                                                         -------------         -------------

Expenses:
   Management fees, related party (Note 5)                                           -                14,434
   General and administrative expenses (includes
     reimbursements to affiliate in the amounts of
     $63,183 and $65,114 in 2003 and 2002,
       respectively) (Note 5)                                                  102,943               123,532
                                                                         -------------         -------------
       Total Expenses                                                          102,943               137,966
                                                                         -------------         -------------

Income (Loss) before gain on liquidation of interests
   in Local Limited Partnerships and equity in income
   of Local Limited Partnerships and                                           (84,589)               58,939

Gain on liquidation of interests in Local Limited
   Partnerships (Note 4)                                                     1,157,576             2,480,246

Equity in income of Local Limited
   Partnerships (Note 4)                                                             -                     -
                                                                         -------------         -------------

Net Income                                                               $   1,072,987         $   2,539,185
                                                                         =============         =============

Net Income allocated:
   To General Partners                                                   $       7,346         $      27,749
   To Limited Partners                                                       1,065,641             2,511,436
                                                                         -------------         -------------
                                                                         $   1,072,987         $   2,539,185
                                                                         =============         =============
Net Income per Limited Partner Unit
   (21,915 Units)                                                        $       48.63         $      114.60
                                                                         =============         =============

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                   STATEMENTS OF PARTNERS' EQUITY (Deficiency)
                 For the Years Ended December 31, 2003 and 2002




                                                                                 Net
                                               General         Limited        Unrealized
                                              Partners        Partners          Gains            Total
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2001              $    (800,684)    $   2,601,424   $          4,070   $   1,804,810
                                          -------------     -------------   ----------------   -------------

Limited Partner distribution                          -        (3,068,100)                 -      (3,068,100)
                                          -------------     -------------   ----------------   -------------

Comprehensive Income:
   Change in net unrealized
       gains on marketable securities
       available for sale                             -                 -              2,462           2,462
   Net Income                                    27,749         2,511,436                  -       2,539,185
                                          -------------     -------------   ----------------   -------------
Comprehensive Income                             27,749         2,511,436              2,462       2,541,647
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2002                   (772,935)        2,044,760              6,532       1,278,357
                                          -------------     -------------   ----------------   -------------

General Partner distribution                    (17,931)                -                  -         (17,931)
                                          -------------     -------------   ----------------   -------------

Comprehensive Income (Loss):
   Change in net unrealized
       gains on marketable securities
       available for sale                             -                 -            (2,406)         (2,406)
   Net Income                                     7,346         1,065,641                  -       1,072,987
                                          -------------     -------------   ----------------   -------------
Comprehensive Income (Loss)                       7,346         1,065,641             (2,406)      1,070,581
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2003              $    (783,520)    $   3,110,401   $          4,126   $   2,331,007
                                          =============     =============   ================   =============


The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002




                                                                                 2003                 2002
                                                                             -------------       -------------
Cash flows from operating activities:
   Net income                                                                $   1,072,987       $   2,539,185
   Adjustments to reconcile net income to net cash used for
     operating activities:
     Gain on liquidation of interests in Local Limited Partnerships             (1,157,576)         (2,480,246)
     Loss on sales of marketable securities                                            735                 818
     Cash distributions included in net loss                                             -            (138,199)
     Increase (decrease) in cash arising from changes in
       operating assets and liabilities:
       Other asset                                                                   2,563               5,058
       Due to affiliate                                                            (10,154)            (13,941)
       Accounts payable and accrued expenses                                         1,541                 267
                                                                             -------------       -------------
Net cash used for operating activities                                             (89,904)            (87,058)
                                                                             -------------       -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                    -          (2,650,570)
   Proceeds from sales and maturities of
     marketable securities                                                         150,000           3,085,077
   Cash distributions received from Local
     Limited Partnerships                                                                -             138,199
   Proceeds from liquidation of interests in Local Limited
     Partnerships                                                                1,157,576           2,480,246
                                                                             -------------       -------------
Net cash provided by investing activities                                        1,307,576           3,052,952
                                                                             -------------       -------------

Cash flows from financing activities:
   General Partner distribution                                                    (17,931)                  -
   Limited Partner distribution                                                          -          (3,068,100)
                                                                             -------------       -------------
Net cash used for financing activities                                             (17,931)         (3,068,100)
                                                                             -------------       -------------

Net increase (decrease) in cash and cash equivalents                             1,199,741            (102,206)

Cash and cash equivalents, beginning                                             1,099,090           1,201,296
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $   2,298,831       $   1,099,090
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

BFTG Residential Properties, Inc. (the "Managing General Partner") is an affiliate of MMA Financial Associates, LLC ("MMA"). Milk Street Housing Associates, L.P. (originally organized under the name Franklin Housing Associates), the other general partner, is a limited partnership of which the partners are employees or former employees of MMA. The initial limited partner is BFTG Property Ventures, Inc., an affiliate of MMA.

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

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. At December 31, 2003, the Managing General Partner has designated approximately $1,002,000 of cash and cash equivalents as Reserves. Such Reserves may be increased or decreased as deemed appropriate from time to time by the Managing General Partner. Substantially all of these Reserves are invested for the purpose of providing revenue to the Partnership for ongoing operations and contingencies and to potentially aid in the disposition of interests in Local Limited Partnerships. The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

2.  Significant Accounting Policies

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

2. Significant Accounting Policies (continued)

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

The Partnership may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Partnership assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

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

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Partnership.


3.   Marketable Securities

A summary of marketable securities at December 31, 2003 is as follows:

                                                                   Gross          Gross
                                                               Unrealized      Unrealized           Fair
                                                 Cost              Gains         Losses         Value
                                             -------------     -----------    -----------    -----------
Debt securities issued by the US
   Treasury and other US government
   agencies                                  $     149,531     $    4,126     $         -    $   153,657
                                             -------------     ----------     -----------    -----------

Balance at December 31, 2003                 $     149,531     $    4,126     $         -    $   153,657
                                             =============     ==========     ===========    ===========

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

3. Marketable Securities (continued)

The contractual maturities at December 31, 2003 are as follows:

                                                                                                Fair
                                                                                  Cost          Value

     Due in less than one year                                                $   149,531    $   153,657
                                                                              -----------    -----------
                                                                              $   149,531    $   153,657
                                                                              ===========    ============

Proceeds from the sales and maturities of marketable securities were approximately $150,000 and $3,085,000 during the years ended December 31, 2003 and 2002, respectively. Included in investment revenue are gross losses of $735 that were realized on sales in 2003 and gross gains of $116 and gross losses of $934 that were realized on sales in 2002.

4.   Investment in Local Limited Partnerships

The Partnership has limited partnership interests in four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective Local Limited Partnership agreement.

 The following is a summary of investments in Local Limited Partnerships at December 31, 2003:

Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $  6,229,668

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $12,777,400)                                                     (6,071,128)

Cumulative cash distributions received from Local Limited Partnerships                                  (158,540)
                                                                                                    ------------

Investments in Local Limited Partnerships                                                           $          -
                                                                                                    ============

Summarized financial information of the Local Limited Partnerships in which the Partnership has invested at December 31, 2003 and 2002 and for the years then ended is as follows:

Summarized Balance Sheets - as of December 31

                                                                                     2003                2002
                                                                                 -------------      --------------
Assets:
   Investment property, net                                                      $   9,901,013      $   11,953,149
   Other assets                                                                      2,329,213           2,477,638
                                                                                 -------------      --------------
     Total Assets                                                                $  12,230,226      $   14,430,787
                                                                                 =============      ==============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                        $  20,016,883      $   26,027,173
   Other liabilities                                                                 6,921,374           3,015,738
                                                                                 -------------      --------------
     Total Liabilities                                                              26,938,257          29,042,911

Partnership's deficiency                                                           (12,746,793)        (12,652,313)
Other partners' deficiency                                                          (1,961,238)         (1,959,811)
                                                                                 -------------      --------------
     Total Partners' Deficiency                                                    (14,708,031)        (14,612,124)
                                                                                 -------------      --------------
     Total Liabilities and Partners' Deficiency                                  $  12,230,226      $   14,430,787
                                                                                 =============      ==============

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

4. Investment in Local Limited Partnerships (continued)

Summarized Income Statements for the year ended December 31

                                                                                      2003              2002
                                                                                  -------------    -------------

Rental and other income                                                           $   6,165,615    $   6,763,480
                                                                                  -------------    -------------

Expenses:
   Operating                                                                          4,300,898        4,476,864
   Interest                                                                           2,054,570        2,186,719
   Depreciation and amortization                                                        646,768          915,443
                                                                                  -------------    -------------
     Total Expenses                                                                   7,002,236        7,579,026
                                                                                  -------------    -------------

Net Loss                                                                          $    (836,621)   $    (815,546)
                                                                                  =============    =============

Partnership's share of net loss                                                   $    (828,255)   $    (807,389)
                                                                                  =============    =============
Other partners' share of net loss                                                 $      (8,366)   $      (8,157)
                                                                                  =============    =============

For the years ended December 31, 2003 and 2002, the Partnership has not recognized $888,622 and $828,712, respectively of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized $60,367 and $21,323 of previously unrecognized losses in the years ended December 31, 2003 and 2002, respectively.

In the years ended December 31, 2003 and 2002 the Partnership sold its interest in certain Local Limited Partnerships resulting in the recognition of net gains of $1,157,576 and $2,480,246, respectively.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended December 31, 2003 and 2002 is $63,183 and $65,114, respectively, that has been paid or is payable by the Partnership as reimbursement for salaries and benefits.

In accordance with the Partnership Agreement, MMA Financial, LLC currently receives a Management Fee equal to 10% of the Partnership's share of Cash Flow from Local Limited Partnerships. However, the fee is subject to certain limitations and adjustments under certain circumstances. The fee is non-cumulative and is payable only from available Partnership funds.

6.   Other Development

During the year ended December 31, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

7.    Federal Income Taxes

The following schedule reconciles the reported financial statement net income to the net income reported on Form 1065, US. Partnership Return of Income:

                                                                                      2003              2002
                                                                                  -------------    -------------

Net Income per financial statements                                               $   1,072,987    $   2,539,185

Equity in income of Local Limited Partnerships
   for tax purposes in excess of equity in
   income for financial reporting purposes                                              860,202          946,576

Equity in losses of Local Limited Partnerships
   not recognized for financial reporting purposes                                     (828,255)        (807,389)

Gain on liquidation of interests in Local Limited
   Partnerships for tax purposes in excess of gain
   for financial reporting purposes                                                   1,659,162        5,867,757

Cash distribution included in net income for
   financial reporting purposes                                                               -         (138,199)
                                                                                  -------------    -------------

Net Income per tax return                                                         $   2,764,096    $   8,407,930
                                                                                  =============    =============

The carrying value of the Partnership's investment in Local Limited Partnerships for financial reporting purposes was approximately $18,482,000 greater than the carrying value of such assets for tax purposes at December 31, 2003. The difference was a result of the fact that, the cumulative equity in losses from Local Limited Partnerships for tax purpose are approximately $19,523,000 greater than for financial reporting purposes, including approximately $12,777,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment. The carrying value of all other assets and liabilities was the same for financial reporting and tax purposes.

8.       Accounting Standard Update

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB issued FIN 46R to make certain technical corrections and address implementation issues that had arisen. VIEs are generally defined as entities that either: (1) do no have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

The Managing General Partner has determined that the Partnership holds variable interests in VIEs created prior to February 1, 2003 but that the Partnership is not the primary beneficiary, as defined by FIN 46, of the VIEs. Therefore, the Partnership will not be required to consolidate the VIEs. The Partnership will be required to apply the disclosure provisions of FIN 46 upon adoption of FIN 46 in the quarter ended December 31, 2004. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at December 31, 2003).