Form 10QSB
period 2004-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2004-05-12
CIK 354626

May  12, 2004





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB Edgar for Quarter Ended March 31, 2004

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

For the quarterly period ended  March 31, 2004
                              ----------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to


  Commission file number 0-10057

    Boston Financial Apartments Associates, L.P.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

                  Delaware                             04-2734133
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)


   101 Arch Street, Boston, Massachusetts                    02110-1106
-----------------------------------------------      -------------------------
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
                                                     -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - March 31, 2004                                              1

         Statements of Operations (Unaudited) - For the Three
            Months Ended March 31, 2004 and 2003                                                 2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended March 31, 2004                                            3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended March 31, 2004 and 2003                                                 4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6

Item 3.   Controls and Procedures                                                               10

PART II - OTHER INFORMATION

Items 1-6                                                                                       11

SIGNATURE                                                                                       12

CERTIFICATIONS                                                                                  13


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.



                                  BALANCE SHEET

                                 March 31, 2004

                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $   2,273,231
Marketable securities, at fair value                                                               152,859
Investment in Local Limited Partnerships (Note 1)                                                        -
Other assets                                                                                         1,715
                                                                                             -------------
     Total Assets                                                                            $   2,427,805
                                                                                             =============

Liabilities and Partners' Equity

Liabilities:
   Accounts payable and accrued expenses                                                     $     118,881
                                                                                             -------------

General and Limited Partners' Equity                                                             2,305,596
Net unrealized gains on marketable securities                                                        3,328
                                                                                             -------------
     Total Partners' Equity                                                                      2,308,924
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   2,427,805
                                                                                             =============



                              The accompanying notes are an integral part of these financial statements.



                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)




                                                                                        2004             2003
                                                                                    ------------     -----------

Revenue:
   Investment                                                                       $      6,392     $     4,908
                                                                                    ------------     -----------

Expenses:

   General and administrative expenses (includes
     reimbursements to affiliate in the amounts of
     $20,902 and $23,622, respectively)                                                   27,677          32,068
                                                                                    ------------     -----------

Loss before equity in losses of Local Limited Partnerships                               (21,285)        (27,160)

Equity in losses of Local Limited Partnerships (Note 1)                                        -               -
                                                                                    ------------     -----------


Net Loss                                                                            $    (21,285)    $   (27,160)
                                                                                    ============     ===========        =

Net Loss allocated:
   To General Partners                                                              $     (1,064)    $    (1,358)
   To Limited Partners                                                                   (20,221)        (25,802)
                                                                                    ------------     -----------

                                                                                    $    (21,285)    $   (27,160)
                                                                                    ============     ===========


Net Loss per Limited Partnership
   Unit (21,915 Units)                                                              $     (0.92)     $      (1.18)
                                                                                    ===========      ============          =


                              The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY) For the
                    Three Months Ended March 31, 2004
                                   (Unaudited)





                                                                                     Net
                                                 General          Limited        Unrealized
                                                Partners         Partners           Gains             Total
                                            --------------    -------------     -------------    -------------

Balance at December 31, 2003                 $    (783,520)   $   3,110,401     $       4,126    $   2,331,007
                                             -------------    -------------     -------------    -------------


Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale                       -                -              (798)            (798)
   Net Loss                                         (1,064)         (20,221)                -          (21,285)
                                             -------------    -------------     -------------    -------------

Comprehensive Loss                                  (1,064)         (20,221)             (798)         (22,083)
                                             -------------    -------------     -------------    -------------


Balance at March 31, 2004                    $    (784,584)   $   3,090,180     $       3,328    $   2,308,924
                                             =============    =============     =============    =============


                              The accompanying notes are an integral part of these financial statements.


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)





                                                                                2004               2003
                                                                          -------------        -------------

Net cash used for operating activities                                    $     (25,600)       $      (9,380)

Net cash provided by investing activities                                             -              150,000

Net cash used for financing activities                                                -              (17,931)
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                            (25,600)             122,689

Cash and cash equivalents, beginning                                          2,298,831            1,099,090
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $   2,273,231        $   1,221,779
                                                                          =============        =============



                              The accompanying notes are an integral part of these financial statements.


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

1. Investments in Local Limited Partnerships

The Partnership uses the equity method to account for its limited partnership interests in four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2004:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                              $     6,229,668

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $12,871,019)                                      (6,071,128)

Cumulative cash distributions received from Local Limited Partnerships                              (158,540)
                                                                                             ---------------

Investments in Local Limited Partnerships                                                    $             -
                                                                                             ===============

The Partnership's ownership interest in each Local Limited Partnership is generally 99%. The Partnership's share of net loss for the three months ended March 31, 2004 is $93,619. For the three months ended March 31, 2004, the Partnership has not recognized $148,407 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the three months ended March 31, 2004, the Partnership recognized $54,788 of equity in losses, which were previously unrecognized.

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

Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is presented as "Other Income" in the accompanying financial statements.

The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE by the beginning of the first annual reporting period after December 15, 2004.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at December 31, 2003).

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of $2,273,231, as compared to $2,298,831 at December 31, 2003. The decrease in cash and cash equivalents is primarily the result of cash used for operations.

The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2004, on a cash basis, approximately $1,002,000 of cash and cash equivalents has been designated as Reserves.

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

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at March 31, 2004, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Results of Operations

The Partnership's results of operations for the three months ended March 31, 2004 resulted in net loss of $21,285, as compared to a net loss of $27,160 for the same period in 2003. The decrease in net loss is primarily due to an increase in investment revenue and a decrease in general and administrative expenses. Investment revenue increased due to an increase in returns on cash equivalents and marketable securities. General and administrative expenses decreased primarily due to decreased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership in the period ended March 31, 2004.

The equity in losses of Local Limited Partnerships was zero due to cumulative losses and cumulative distributions in excess of the investments in the Local Limited Partnerships. Please refer to the section entitled `Property Discussions' section for more information on Property operations.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. The average occupancy of the Properties was 90% at March 31, 2004.

The Managing General Partner is actively seeking to dispose of the Partnership's remaining Local Limited Partnership interests. Upon the sale of the last remaining Local Limited Partnership interest and other assets of the Partnership, the operations of the Partnership will terminate, and the Partnership will be dissolved and its affairs wound up, in accordance with the terms of the Partnership Agreement. There can be no guarantee that the Managing General Partner's efforts to dispose of the Partnership's remaining Local Limited Partnership interests will occur in the near term. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

Property Discussions

Park Hill Apartments, consisted of a 132-unit, development built in 1977 located in Lexington, Kentucky. Although operations had historically been stable, cash flow from only one year, 1996, has been distributed to the Partnership. In addition, the Property was in dire need of a major capital infusion to remain competitive in the marketplace. Occupancy had deteriorated in the past two years, decreasing from 93% as of December 31, 2001 to 86% as of September 30, 2003. The Local General Partner tried unsuccessfully to refinance the property several times in the last few years in order to obtain funds necessary to undertake capital improvements. In the spring of 2003, the Managing General Partner began working with the Local General Partner to undertake a formal marketing process. Offers were received and a buyer was chosen that paid the Local Limited Partnership $3,650,000 for the Property. After debt and the distribution to the Local Limited Partnership, the Partnership received net proceeds of $1,157,576 on December 2, 2003. As a result the Partnership no longer has an interest in the Local Limited Partnership. This sale resulted in taxable income of $2,816,738, or $129 per Unit.

One of the remaining Local Limited Partnerships is Pheasant Ridge. Pheasant Ridge consists of 216 units originally built in 1978 located in Moline, Illinois. The Property is experiencing operating difficulties. Pheasant Ridge's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements have allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repairs have caused the Property to operate at a deficit. In addition, occupancy has consistently been low and working capital levels are below appropriate levels. The Local General Partner funds deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property. The Property remains current on its debt service obligations. However, the Property is in dire need of a major capital infusion to remain competitive in the marketplace. Occupancy had slipped in recent months and was 81% as of December 31, 2003. In 2002, the Managing General Partner began working with the Local General Partner to sell the Property. In the spring of 2003, the Local General Partner agreed to a formal marketing process. Offers were received with the highest, $5,100,000, being accepted. It is anticipated that the closing will occur during the second quarter, 2004. After debt and the distribution to the Local General Partner, the Partnership expects to receive net proceeds of approximately $875,000. This sale will result in taxable income projected to be approximately $1.6 million, or $73 per Unit.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Another of the remaining Local Limited Partnerships is Woods of Castleton, a 260-unit development located in Indianapolis, Indiana. Occupancy at Woods of Castleton has decreased in recent quarters, which, combined with rent concessions and bad debt, has caused a reduction in revenues. In addition, expenses have risen. As a result, debt service coverage and working capital levels have fallen, although the Property remains current on its debt service obligations. The Partnership has a put option in place that it can exercise if the Property is determined to have no net cash value to the Partnership.

Another of the remaining Local Limited Partnerships is Chelsea Village, a 246-unit development also located in Indianapolis, Indiana. After years of consistently strong operations, Chelsea experienced decreasing occupancy and revenues during the latter part of 2003. As a result, the Property had a small operating deficit in 2003. The Property is current on its debt obligations and has adequate levels of working capital.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.



PART II        OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1   Certification of Michael Gladstone pursuant to
                           section 302 of the Sarbanes-Oxley Act of 2002

                    32.1   Certification of Michael Gladstone pursuant to
                           section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2004

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 12, 2004


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