Form 10QSB
period 2004-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2004-08-13
CIK 354626

August 13, 2004




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended June 30, 2004

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

For the quarterly period ended June 30, 2004
                               -----------------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                     to


                         Commission file number 0-10057

                       Boston Financial Apartments Associates, L.P.
        -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                        Delaware                   04-2734133
 -----------------------------------------        ----------------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)



   101 Arch Street, Boston, Massachusetts                 02110-1106
-----------------------------------------------     ---------------------------
     (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2004                                               1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended June 30, 2004 and 2003                                                   2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
           For the Six Months Ended June 30, 2004                                                3

         Statements of Cash Flows (Unaudited) - For the Six
           Months Ended June 30, 2004 and 2003                                                   4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   6

Item 3.  Controls and Procedures                                                                10

PART II - OTHER INFORMATION
---------------------------
Items 1-6                                                                                       11

SIGNATURE                                                                                       12

CERTIFICATIONS                                                                                  13


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.



                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                    $   2,253,565
Marketable securities, at fair value                                                               151,595
Investment in Local Limited Partnerships (Note 1)                                                        -
Other assets                                                                                           263
                                                                                             -------------
     Total Assets                                                                            $   2,405,423
                                                                                             =============

Liabilities and Partners' Equity

Accounts payable and accrued expenses                                                        $     116,482
                                                                                             -------------

General and Limited Partners' Equity                                                             2,286,877
Net unrealized gains on marketable securities                                                        2,064
                                                                                             -------------
     Total Partners' Equity                                                                      2,288,941
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   2,405,423
                                                                                             =============



The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                 Three Months Ended                    Six Months Ended
                                             June 30,         June 30,            June 30,            June 30,
                                               2004             2003                2004                2003
                                          -------------     -------------       -------------       ------------

Revenue:
   Investment                             $       6,351     $       4,626       $      12,743      $       9,534

Expenses:
   General and administrative
     (includes reimbursement to affiliate
      in the amounts of $34,446 and
      $36,625, in 2004 and 2003,
      respectively)                              25,070            33,336              52,747             65,404
                                          -------------     -------------       -------------      -------------

Loss before equity in losses of
   Local Limited Partnerships                   (18,719)          (28,710)            (40,004)           (55,870)

Equity in losses of Local Limited
   Partnerships (Note 1)                              -                 -                   -                 -
                                          -------------     -------------       -------------      ------------

Net Loss                                  $     (18,719)    $     (28,710)      $     (40,004)     $     (55,870)
                                          =============     =============       =============      =============

Net Loss allocated:
   General Partners                       $        (936)    $      (1,436)      $      (2,000)     $      (2,794)
   Limited Partners                             (17,783)          (27,274)            (38,004)           (53,076)
                                          -------------     -------------       -------------      -------------
                                          $     (18,719)    $     (28,710)      $     (40,004)     $     (55,870)
                                          =============     =============       =============      =============
Net Loss per Limited Partner
   Unit (21,915 Units)                    $       (0.81)    $       (1.24)      $       (1.73)     $        (2.42)
                                          =============     =============       =============      ==============

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended June 30, 2004

                                   (Unaudited)





                                                                                     Net
                                                 General          Limited        Unrealized
                                                Partners         Partners           Gains             Total
                                            --------------    -------------     -------------    -------------

Balance at December 31, 2003                 $    (783,520)   $   3,110,401     $       4,126    $   2,331,007
                                             -------------    -------------     -------------    -------------


Comprehensive Loss:
   Change in net unrealized
     gains on marketable
     securities available for sale                       -                -            (2,062)          (2,062)
   Net Loss                                         (2,000)         (38,004)                -          (40,004)
                                            --------------    -------------     -------------    -------------

Comprehensive Loss                                  (2,000)         (38,004)           (2,062)         (42,066)
                                            --------------    -------------     -------------    -------------


Balance at June 30, 2004                    $     (785,520)   $   3,072,397     $       2,064    $   2,288,941
                                            ==============    =============     =============    ==============



The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003

                                   (Unaudited)



                                                                                2004               2003
                                                                          -------------        -------------

Net cash used for operating activities                                    $     (45,266)       $     (58,086)

Net cash provided by investing activities                                             -              150,000

Net cash used for financing activities                                                -              (17,931)
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                            (45,266)              73,983

Cash and cash equivalents, beginning                                          2,298,831            1,099,090
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $   2,253,565        $   1,173,073
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

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in four Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnerships interests in the Properties at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2004:

Capital contributions paid to Local Limited Partnerships and purchase price paid
   to withdrawing partners of Local Limited Partnerships                                     $     6,229,668


Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $12,886,133)                                      (6,071,128)

Cumulative cash distributions received from Local Limited Partnerships                              (158,540)
                                                                                             ---------------

Investments in Local Limited Partnerships                                                    $             -
                                                                                             ===============

The Partnership's share of net loss for the six months ended June 30, 2004 is $108,733. For the six months ended June 30, 2004, the Partnership has not recognized $298,273 of equity in losses relating to four Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the six months ended June 30, 2004, the Partnership recognized $189,540 of equity in losses, which were previously unrecognized.

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

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is included in "Other Revenue" in the accompanying financial statements.

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Partnership's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Partnership's financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources


At June 30, 2004, the Partnership had cash and cash equivalents of $2,253,565 compared with $2,298,831 at December 31, 2003. The decrease in cash and cash equivalents is primarily the result of cash used for operations.


The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2004, $1,002,000 of cash and cash equivalents has been designated as Reserves.

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

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at June 30, 2004, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Results of Operations


Three Month Period

The Partnership's results of operations for the three months ended June 30, 2004 resulted in a net loss of $18,719, as compared to a net loss of $28,710 for the same period in 2003. The decrease in net loss is primarily due to a decrease in general and administrative expenses, partially offset by an increase in investment revenue. Investment revenue increased due to an increase in returns on cash equivalents and marketable securities.

Six Month Period

The Partnership's results of operations for the six months ended June 30, 2004 resulted in net loss of $40,004, as compared to a net loss of $55,870 for the same period in 2003. The decrease in net loss is primarily due to a decrease in general and administrative expenses, partially offset by an increase in investment revenue. Investment revenue increased due to an increase in returns on cash equivalents and marketable securities.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in four Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. The average occupancy of the Properties was 89% at June 30, 2004.

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

Property Discussion

One of the Local Limited Partnerships previously owned by the Partnership, Park Hill Apartments, consisted of a 132-unit, development built in 1977 located in Lexington, Kentucky. Although operations had historically been stable, cash flow from only one year, 1996, had been distributed to the Partnership. In addition, the Property was in dire need of a major capital infusion to remain competitive the marketplace. Occupancy had deteriorated from 93% as of December 31, 2001 to 86% as of September 30, 2003. The Local General Partner tried unsuccessfully to refinance the Property several times in the last few years in order to obtain funds necessary to undertake capital improvements. In the spring of 2003, the Managing General Partner began working with the Local General Partner to undertake a formal marketing process. Offers were received and a buyer was chosen that paid the Local Limited Partnership $3,650,000 for the Property. After debt and the distribution to the Local General Partner, the Partnership received net proceeds of $1,157,576 on December 2, 2003. As a result the Partnership no longer has an interest in the Local General Partner. This sale resulted in taxable income of $2,816,738, or $129 per Unit.

One of the remaining Local Limited Partnerships is Pheasant Ridge. Pheasant Ridge consists of 216 units originally built in 1976 located in Moline, Illinois. The Property is experiencing operating difficulties. Pheasant Ridge's advancing age requires increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements have allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repairs have caused the Property to operate at a deficit. In addition, occupancy has consistently been low and working capital levels are below appropriate levels. The Local General Partner funds deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property. The Property remains current on its debt service obligations. However, the Property is in dire need of a major capital infusion to remain competitive the marketplace. Occupancy had slipped in recent months and was 78% as of March, 2004. In 2002, the Managing General Partner began working with the Local General Partner to sell the Property. In the spring of 2003, the Local General Partner agreed to a formal marketing process. Offers were received with the highest, $5,100,000, being accepted. It is anticipated that the closing will occur prior to September 30, 2004. After debt and the distribution to the Local General Partner, the Partnership expects to receive net proceeds of approximately $800,000. This sale will result in taxable income projected to be approximately $1.6 million, or $73 per Unit.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussion (continued)

Another of the remaining Local Limited Partnerships is Chelsea Village, a 246-unit development also located in Indianapolis, Indiana. After years of consistently strong operations, Chelsea experienced decreasing occupancy and revenues during the latter part of 2003. As a result, the Property had a small operating deficit in 2003. The Property is current on its debt obligations and has adequate levels of working capital. Operations improved slightly during the first three months of 2004.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Mike Gladstone pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Mike Gladstone pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 13, 2004


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