Form 10QSB
period 2004-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2004-11-15
CIK 354626

November 12, 2004




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended September 30, 2004

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

For the quarterly period ended      September 30, 2004
                               ----------------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period                 from                 to


                         Commission file number 0-10057

                    Boston Financial Apartments Associates, L.P.

               (Exact name of registrant as specified in its charter)


                        Delaware                     04-2734133

         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)



   101 Arch Street, Boston, Massachusetts                         02110-1106

     (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code               (617)439-3911
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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2004                                          1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended September 30, 2004 and 2003                                              2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
           For the Nine Months Ended September 30, 2004                                          3

         Statements of Cash Flows (Unaudited) - For the Nine
           Months Ended September 30, 2004 and 2003                                              4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   6

Item 3.  Controls and Procedures                                                                10

PART II - OTHER INFORMATION

Items 1-6                                                                                       11

SIGNATURE                                                                                       12

CERTIFICATIONS                                                                                  13


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.






                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $   2,159,796
Marketable securities, at fair value                                                               150,609
Investment in Local Limited Partnerships (Note 1)                                                        -
Account receivable                                                                                 842,157
Other assets                                                                                         1,721
                                                                                             -------------
     Total Assets                                                                            $   3,154,283
                                                                                             =============

Liabilities and Partners' Equity

Accrued expenses                                                                             $     118,141
                                                                                             -------------

General and Limited Partners' Equity                                                             3,035,064
Net unrealized gains on marketable securities                                                        1,078
                                                                                             -------------
     Total Partners' Equity                                                                      3,036,142
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   3,154,283
                                                                                             =============


The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P

                            STATEMENTS OF OPERATIONS
                For the Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                                 Three Months Ended                    Nine Months Ended
                                           September 30,     September 30,      September 30,      September 30,
                                               2004             2003                2004                2003
                                          -------------     -------------       -------------      -------------

Revenue:
   Investment                             $       8,174     $        3,997      $      20,917     $       13,531

Expenses:
   General and administrative
     (includes reimbursements to an affiliate
      in the amounts of $47,700 and
      $49,583 in 2004 and 2003,
      respectively)                             102,144             16,113            154,891             81,517
                                          -------------     --------------      -------------     --------------

Loss before equity in losses of Local Limited Partnerships and gain on sale of investment in Local Limited
   Partnerships                                 (93,970)           (12,116)          (133,974)           (67,986)

Equity in losses of Local Limited
   Partnerships (Note 1)                              -                  -                  -                  -

Gain on sale of investment in Local
   Limited Partnership (Note 1)                 842,157                  -            842,157                  -
                                          -------------     --------------      -------------     --------------

Net Income (Loss)                         $     748,187     $      (12,116)     $     708,183     $      (67,986)
                                          =============     ==============      =============     ==============

Net Income (Loss) allocated:
   General Partners                       $       3,723     $         (605)     $       1,723     $       (3,399)
   Limited Partners                             744,464            (11,511)           706,460            (64,587)
                                          -------------     ---------------     -------------     --------------
                                          $     748,187     $      (12,116)     $     708,183     $      (67,986)
                                          =============     ==============      =============     ==============

Net Income (Loss) per Limited Partner
   Unit (21,915 Units)                    $       33.97     $       (0.53)      $       32.24     $       (2.95)
                                          =============     =============       =============     =============

The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.






              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                  For the Nine Months Ended September 30, 2004

                                   (Unaudited)





                                                                                     Net
                                                 General          Limited        Unrealized
                                                Partners         Partners           Gains             Total
                                            --------------    -------------     -------------    -------------

Balance at December 31, 2003                 $    (783,520)   $   3,110,401     $       4,126    $   2,331,007
                                             -------------    -------------     -------------    -------------


Comprehensive Income (Loss):
   Change in net unrealized
     gains on marketable
     securities available for sale                       -                -            (3,048)          (3,048)
   Net Income                                        1,723          706,460                 -          708,183
                                            --------------    -------------     -------------    -------------

Comprehensive Income (Loss)                          1,723          706,460            (3,048)         705,135
                                            --------------    -------------     -------------    -------------


Balance at September 30, 2004               $     (781,797)   $   3,816,861     $       1,078    $   3,036,142
                                            ==============    =============     =============    =============


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003

                                   (Unaudited)





                                                                                2004               2003
                                                                          -------------        -------------

Net cash used for operating activities                                    $    (139,035)       $     (77,906)


Net cash provided by investing activities                                             -              150,000

Net cash used for financing activities                                                -              (17,931)
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                           (139,035)              54,163

Cash and cash equivalents, beginning                                          2,298,831            1,099,090
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $   2,159,796        $   1,153,253
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

1.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnerships interests in the Properties at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2004:

Capital contributions paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                              $     5,179,431

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $12,380,368)                                      (5,146,416)

Cumulative cash distributions received from Local Limited Partnerships                               (33,015)
                                                                                             ---------------

Investments in Local Limited Partnerships                                                    $             -
                                                                                             ===============

The Partnership's share of net loss for the nine months ended September 30, 2004 is $463,623. For the nine months ended September 30, 2004, the Partnership has not recognized $591,911 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. Also, during the nine months ended September 30, 2004, the Partnership recognized $128,288 of equity in losses, which were previously unrecognized. During the period September 30, 2004 the Partnership sold its interest in one Local Limited Partnership resulting in the recognition of a net gain of $842,157.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources


At September 30, 2004, the Partnership had cash and cash equivalents of $2,159,796 compared with $2,298,831 at December 31, 2003. The decrease in cash and cash equivalents is primarily the result of cash used for operations.


The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2004, $1,002,000 of cash and cash equivalents has been designated as Reserves.

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

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. The Partnership's contractual obligations have been fully met. Thus, at September 30, 2004, it did not have any contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Results of Operations


Three Month Period

The Partnership's results of operations for the three months ended September 30, 2004 resulted in a net income of $748,187, as compared to a net loss of $12,116 for the same period in 2003. The decrease in net loss is primarily due to an increase in gain on sale of investments in Local Limited Partnerships and an increase in investment revenue, which are partially offset by an increase in general and administrative expenses. The increase in the gain on sale of investments in Local Limited Partnerships is due to the gain on the sale of Pheasant Ridge Apartments.

Nine Month Period

The Partnership's results of operations for the nine months ended September 30, 2004 resulted in net income of $708,183, as compared to a net loss of $67,986 for the same period in 2003. The decrease in net loss is primarily due to an increase in gain on sale of investments in Local Limited Partnerships and an increase in investment revenue, which are partially offset by an increase in general and administrative expenses. The increase in the gain on sale of investments in Local Limited Partnerships is due to the gain on the sale of Pheasant Ridge Apartments.

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

                      BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. The average occupancy of the Properties was 90% at September 30, 2004.

The Managing General Partner is actively seeking to dispose of the Partnership's three remaining Local Limited Partnership interests. Upon the sale of the last remaining Local Limited Partnership interest and other assets of the Partnership, the operations of the Partnership will terminate, and the Partnership will be dissolved and its affairs wound up, in accordance with the terms of the Partnership Agreement. There can be no guarantee that the Managing General Partner's efforts to dispose of the Partnership's remaining Local Limited Partnership interests will occur in the near term. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

Property Discussion

One of the Local Limited Partnerships previously owned by the Partnership, Park Hill Apartments, consisted of a 132-unit, development built in 1977 located in Lexington, Kentucky. Although operations had historically been stable, cash flow from only one year, 1996, had been distributed to the Partnership. In addition, the Property was in dire need of a major capital infusion to remain competitive in the marketplace. Occupancy had deteriorated from 93% as of December 31, 2001 to 86% as of September 30, 2003. The Local General Partner tried unsuccessfully to refinance the Property several times in the last few years in order to obtain funds necessary to undertake capital improvements. In the spring of 2003, the Managing General Partner began working with the Local General Partner to undertake a formal marketing process. Offers were received and a buyer was chosen that paid the Local Limited Partnership $3,650,000 for the Property. After debt and the distribution to the Local General Partner, the Partnership received net proceeds of $1,157,576 on December 2, 2003. As a result, the Partnership no longer has an interest in the Local General Partner. This sale resulted in taxable income of $2,816,738, or $129 per Unit

One of the remaining Local Limited Partnerships is Pheasant Ridge. Pheasant Ridge consists of 216 units originally built in 1976 located in Moline, Illinois. The Property was experiencing operating difficulties. Pheasant Ridge's advancing age required increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repair caused the Property to operate at a deficit. In addition, recent occupancy was consistently low and working capital levels were below appropriate levels. The Local General Partner funded deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property. In 2002, the Managing General Partner began working with the Local General Partner to sell the Property. In the spring of 2003, the Local General Partner agreed to a formal marketing process. Offers were received with the highest, $5,100,000, being accepted. On September 3, 2004, a sale of the Partnership's interest in the Local Limited Partnership was consummated. After debt and the distribution to the Local General Partner, the Partnership will receive net proceeds of approximately $842,000. This sale will result in taxable income projected to be approximately $4.085 million, or $186 per Unit.

Another of the remaining Local Limited Partnerships is Woods of Castleton, a 260-unit development located in Indianapolis, Indiana. Occupancy at Woods of Castleton has decreased in recent quarters, which, combined with rent concessions and bad debt, has caused a reduction in revenues. In addition, expenses have risen. As a result, working capital levels have fallen, although the Property remains current on its debt service obligations. The Partnership has a put option in place that it can exercise if the Property is determined to have no net cash value to the Partnership.

                     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussion (continued)

Another of the remaining Local Limited Partnerships is Chelsea Village, a 246-unit development also located in Indianapolis, Indiana. After years of consistently strong operations, Chelsea experienced decreasing occupancy and revenues during the latter part of 2003. As a result, the Property had a small operating deficit in 2003. The Property is current on its debt obligations. Operations improved slightly during the first six months of 2004. Occupancy increased to 94% during the second quarter and debt service coverage is adequate. However, working capital levels were reduced from funding capital improvements from operations.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Mike Gladstone pursuant to section 302 of the Sarbanes-Oxley Act of 2002


                    32.1 Certification of Mike Gladstone pursuant to section 906 of the Sarbanes-Oxley Act of 2002


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2004.

                BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 12, 2004


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