Form 10KSB
period 2004-12-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2005-03-31
CIK 354626

March 31, 2005


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC.  20549



     Boston Financial Apartments Associates, L.P.
     Annual Report on Form 10-KSB for Year Ended December 31, 2004 File Number 0-10057


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

For the fiscal year ended        December 31, 2004
                            ----------------------------------


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
                                                    ---------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange on
        Title of each class                             which registered
        -------------------                       --------------------------
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

                                      None

                  Boston Financial Apartments Associates, L.P.

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004


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

PART III

     Item 9     Directors and Executive Officers of the
                  Registrant                                                                    K-9
     Item 10    Management Remuneration                                                        K-10
     Item 11    Security Ownership of Certain Beneficial
                  Owners and Management                                                        K-10
     Item 12    Certain Relationships and Related Transactions                                 K-10
     Item 13    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                                          K-11
     Item 14    Principal Accountant Fees and Services                                         K-11

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



                                     Table A

                     SELECTED LOCAL LIMITED PARTNERSHIP DATA
                                                                                                      Total
                                                                                                      Original Equity       % Total
                                                Date                 Property                          and Debt --         Original
       Local Limited       Property           Interest  Completion   Occupancy      Number of         Local Limited         Equity
       Partnerships        Location           Acquired      Date     at 12/31/04    Apt. Units        Partnerships (2)      and Debt
---------------------  ------------------   ----------  ---------- -------------   -----------       -----------------   ----------

Bear Creek (1)            Asheville, NC        08/25/83    1974       n/a               140            $ 3,089,000           3.56%
Buttonwood Tree (1)       Wichita, KS          03/29/82    1982       n/a               216              8,341,000           9.62%
Captain's Landing (1)     Galveston, TX        10/14/82    1984       n/a               174              5,392,000           6.22%
Chelsea Village           Indianapolis, IN     07/02/82    1983       91%               246              9,179,000          10.59%
Mountain View (1)         Johnson City, TN     12/08/82    1983       n/a                60              2,249,000           2.60%
Oakdale Manor (1)         Beaumont, TX         05/05/83    1981       n/a               152              4,905,000           5.66%
Oakwood Terrace (1)       Chattanooga, TN      08/13/82    1983       n/a               100              3,254,000           3.75%
Overland Station (1)      Boise, ID            02/24/82    1978       n/a               160              4,480,000           5.17%
Park Hill (1)             Lexington, KY        04/22/82    1980       n/a               132              3,935,000           4.54%
Pheasant Ridge (1)        Moline, IL           07/07/82    1978       n/a               216              5,526,000           6.38%
The Woods of Castleton    Indianapolis, IN     05/28/82    1983       93%               260              9,824,000          11.34%
Westpark Plaza (1)        Chico, CA            04/05/82    1979       n/a               240              7,519,000           8.68%
Woodbridge                Bloomington, IN      07/09/82    1983       84%               140              5,321,000           6.14%
Woodmeade South (1)       Knoxville, TN        04/07/82    1983       n/a               242              8,619,000           9.95%
Youngstoun (1)            Hagerstown, MD       02/18/83    1984       n/a               120              5,027,000           5.80%
                                                                                       -----           ------------       ---------
                                                                                       2,598            $86,660,000         100.00%
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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Partnership or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Partnership depends on the Local General Partners for the management of each Local Limited Partnership. As of December 31, 2004, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners: the Chelsea Village, Woodbridge and Woods of Castleton Local Limited Partnerships, representing 28.07% of the total original investment, exclusive of disposed Properties, have affiliates of Gene
B. Glick Company, Inc. as Local General Partners. The Local General Partners of the other Local Limited Partnerships were identified in the Acquisition Reports.

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

Item 2.  Properties

The Partnership owns limited partnership interests in three Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance program. The Partnership's ownership interest in each Local Limited Partnership is 99%.

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

There were 1,960 record holders of Units of the Partnership at December 31, 2004.

Cash distributions, when made, are paid annually.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

As of December 31, 2004, the Partnership's investment portfolio consists of limited partnership interests in three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. The average occupancy of the Properties was 89% at December 31, 2004.

The Managing General Partner is actively seeking to dispose of the Partnership's three remaining Local Limited Partnership interests, and may do so in 2005. Upon the sale of the last remaining Local Limited Partnership interest and other assets of the Partnership, the operations of the Partnership will terminate, and the Partnership will be dissolved and its affairs wound up, in accordance with the terms of the Partnership Agreement. There can be no guarantee that the Managing General Partner's efforts to dispose of the Partnership's remaining Local Limited Partnership interests will occur in 2005. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

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

Accounting Standard Update

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51, which address consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB issued FIN46R to make certain technical corrections and address implementation issues that had arisen. VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The Partnership adopted the provision of FIN 46R on December 31, 2004.

The Managing General Partner has determined that the Partnership holds variable interests in VIEs created prior to February 1, 2003 but that the Partnership is not the primary beneficiary, as defined by FIN46R, of the VIEs. Therefore, the Partnership is not required to consolidate the VIEs. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at December 31, 2004).

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of $3,149,845, compared with $2,298,831 at December 31, 2003. The increase in cash and cash equivalents is primarily due to the sale of Pheasant Ridge.

The Managing General Partner initially designated $1,022,000 as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2004, approximately $1,002,000 of cash and cash equivalents has been designated as Reserves.

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

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2004, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

Future cash distributions will be derived almost exclusively from distributions of net cash provided by operations of the Local Limited Partnerships and disposals of interest in Local Limited Partnerships. Such cash is not expected to be significant in 2005, therefore there is no assurance that adequate cash will be available to warrant cash distributions in future years.

Results of Operations

2004 versus 2003

The Partnership's results of operations for the year ended December 31, 2004 resulted in net income of $702,714, as compared to net income of $1,072,987 in 2003. The decrease in net income is primarily due to decreases in gain on liquidation of interests in Local Limited Partnerships and distribution income. The decreases in gain on liquidation of interest in Local Limited Partnerships was partly offset by an increase in investment revenue.

Property Discussions

As previously reported, one of the Local Limited Partnerships previously owned by the Partnership, Park Hill Apartments, consisted of a 132-unit, development built in 1977 located in Lexington, Kentucky. Although operations had historically been stable, cash flow from only one year, 1996, had been distributed to the Partnership. In addition, the Property was in dire need of a major capital infusion to remain competitive the marketplace. Occupancy had deteriorated from 93% as of December 31, 2001 to 86% as of September 30, 2003. The Local General Partner tried unsuccessfully to refinance the Property several times in the last few years in order to obtain funds necessary to undertake capital improvements. In the spring of 2003, the Managing General Partner began working with the Local General Partner to undertake a formal marketing process. Offers were received and a buyer was chosen that paid the Local Limited Partnership $3,650,000 for the Property. After debt and the distribution to the Local General Partner, the Partnership received net proceeds of $1,157,576 on December 2, 2003. As a result, the Partnership no longer has an interest in the Local Limited Partnership. This sale resulted in taxable income of $2,816,738, or $129 per Unit

As previously reported, another of the Local Limited Partnerships previously owned by the Partnership was Pheasant Ridge. Pheasant Ridge consisted of 216 units originally built in 1978 located in Moline, Illinois. The Property was experiencing operating difficulties. Pheasant Ridge's advancing age required increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repair caused the Property to operate at a deficit. In addition, recent occupancy was consistently low and working capital levels were below appropriate levels. The Local General Partner funded deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property. In 2002, the Managing General Partner began working with the Local General Partner to sell the Property. In the spring of 2003, the Local General Partner agreed to a formal marketing process. Offers were received with the highest, $5,150,000, being accepted. On September 3, 2004, a sale of the Property was consummated. After debt and the distribution to the Local General Partner, the Partnership received net proceeds of approximately $842,000. This sale will result in taxable income projected to be approximately $4,254,000, or $194 per Unit.

As previously reported, one of the three remaining Local Limited Partnerships owned by the Partnership is Woods of Castleton, a 260-unit development located in Indianapolis, Indiana. Occupancy at Woods of Castleton has stabilized at approximately 90% in recent quarters, but the impact rent concessions and bad debt has decreased revenues. In addition, expenses have risen. As a result, working capital levels have fallen, although the Property remains current on its debt service obligations. The Partnership has a put option in place that it can exercise if the Property is determined to have no net cash value to the Partnership.

As previously reported, another of the remaining Local Limited Partnerships is Chelsea Village, a 246-unit development also located in Indianapolis, Indiana. After years of consistently strong operations, Chelsea experienced decreasing occupancy and revenues during the latter part of 2003. As a result, the Property had a small operating deficit in 2003. The Property is current on its debt obligations. Operations improved slightly during 2004. Occupancy averaged 92% during that time and debt service coverage was adequate. However, working capital levels were reduced from funding capital improvements from operations.

The final Property owned by the Partnership is Woodbridge Apartments of Bloomington II, a 140-unit Property located in Bloomington, Indiana. Woodbridge has enjoyed solid operations in the past. However, the Property's occupancy was dependent on Indiana University students from the nearby campus. Occupancy traditionally declines over the summer, but occupancy failed to recover in

September 2004 due to decreased enrollment at the University. Occupancy decreased from 95% during the third quarter of 2003 to 85% at December 31, 2004. However, the Property continued to operate above breakeven and maintains healthy working capital. The Managing General Partner is working with the Local General Partner, who agreed in October 2004 to put the Property up for sale.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Partnerships for the two years ended December 31, 2004.

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

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The managing general partner of the Partnership is BFTG Residential Properties, Inc., a Massachusetts corporation (the "Managing General Partner" or "BFTG"), an affiliate of MMA Financial, LLC ("MMA"). The name, position and age of the executive officer of BFTG is set forth below:

            Name                       Position                     Age

   Michael H. Gladstone            Principal, Member                48

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

Michael H. Gladstone, age 48, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the areas of affordable and conventional housing and investment products and services. He joined MMA as a result of the Boston Financial acquisition starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters, and is a member of the National Realty

Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Item 10. Management Remuneration

Neither the directors and officers of BFTG nor any other individual with significant involvement in the business of the Partnership receives any current or proposed remuneration from the Partnership.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2004, the following is the only entity known to the Partnership to be the beneficial owner of more than 5% of the Units outstanding:


                                                                  Amount
 Title of                 Name and Address of                  Beneficially
   Class                    Beneficial Owner                       Owned               Percent of Class
----------          ------------------------------          --------------------      --------------------

Limited             Equity Resources Lexington Fund            1,929.17 Units                 9%
Partner             44 Brattle Street, 4th Floor
                    Cambridge, MA  02138



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

Information regarding the fees paid and expenses reimbursements made in the two years ended December 31, 2004 is as follows:

Management Fees

An affiliate of the Managing General Partner receives a fee (the "Management Fee") for services in connection with the administration of the affairs of the Partnership equal to 10% of the Partnership's share of cash flow from Local Limited Partnerships. However, the Management Fee is subject to certain limitations and to reduction under certain circumstances and is non-cumulative and payable only out of available Partnership funds. Since inception, Management Fees amounting to $239,960 have been paid to an affiliate of the Managing General Partner. Fees earned during the years ended December 31, 2004 and 2003 are as follows:


                                                                   2004           2003
                                                                ---------       --------

Management Fees                                                 $       -       $      -


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the costs of the Partnership's salaries and benefits expenses. The reimbursements are based on the size and complexity of the Partnership's operations. Reimbursements paid in each of the two years ended December 31, 2004 are as follows:


                                                                   2004           2003
                                                                ---------       --------

Salaries and benefits expense reimbursements                    $  58,923       $ 63,183


Cash distributions paid to the General Partners

Information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to the Managing General Partner and its affiliates during each of the two years ended December 31, 2004 is presented in Note 5 to the Financial Statements.

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

(b)  Exhibits

       31.1 Certification of Mike Gladstone pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       31.2 Certification of Mike Gladstone pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification of Mike Gladstone pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(c) Reports on Form 8-K

       No reports on Form 8-K were filed during the year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

The Partnership paid fees for services rendered by the principal accountant for the two years ended December 31, 2004 as follows:


                                                                2004              2003
                                                              ---------         --------

     Audit fees                                               $  12,500         $ 12,400
     Tax fees                                                 $   1,950         $  2,136



No other fees were paid to the principal accountants during the two years ended December 31, 2004.

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


     BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

     By: BFTG Residential Properties, Inc.,
         its Managing General Partner



     By: /s/Michael H. Gladstone                          Date:  March 31, 2005
         -------------------------------
         Michael H. Gladstone
         Principal
         MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Managing General Partner of the Partnership and in the capacity and on the date indicated:


     By: BFTG Residential Properties, Inc.,
         its Managing General Partner




     By: /s/Michael H. Gladstone                          Date:  March 31, 2005
         -------------------------------
         Michael H. Gladstone
         Principal
         MMA Financial, LLC

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                      INDEX


                                                                                   Page No.

Report of Registered Public Accounting Firm                                           F-2

Financial Statements:

    Balance Sheet - December 31, 2004                                                 F-3

    Statements of Operations - For the Years Ended
      December 31, 2004 and 2003                                                      F-4

    Statements of Partners' Equity (Deficiency) - For the Years Ended
      December 31, 2004 and 2003                                                      F-5

    Statements of Cash Flows - For the Years
      Ended December 31, 2004 and 2003                                                F-6

    Notes to the Financial Statements                                                 F-7



             Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Apartments Associates, L.P.
(A Limited Partnership):


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Apartments Associates, L.P. ("the Partnership") at December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 2005

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                                  BALANCE SHEET
                                December 31, 2004



Assets

Cash and cash equivalents                                                                    $   3,149,845
Investment in Local Limited Partnerships (Note 4)                                                        -
Other assets                                                                                           142
                                                                                             -------------
     Total Assets                                                                            $   3,149,987
                                                                                             ==============

Liabilities and Partners' Equity

Accounts payable and accrued expenses                                                        $     120,392
                                                                                             -------------
     Total Liabilities                                                                             120,392

General and Limited Partners' Equity                                                             3,029,595
                                                                                             -------------
     Total Liabilities and Partners' Equity                                                  $   3,149,987
                                                                                             =============



The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003



                                                                              2004                 2003
                                                                         ------------          -------------
Revenue:
   Investment                                                            $      30,399         $      18,354

Expenses:
   General and administrative expenses (includes
     reimbursements to an affiliate in the amounts of
     $58,923 and $63,183 in 2004 and 2003,
       respectively) (Note 5)                                                  169,842               102,943
                                                                         -------------         -------------

Loss before equity in losses of Local Limited Partnerships
   and gain on sale of investments in Local Limited Partnerships              (139,443)              (84,589)

Equity in losses of Local Limited Partnerships (Note 4)                              -                     -

Gain on sale of investments in Local Limited
   Partnerships (Note 4)                                                       842,157             1,157,576
                                                                         -------------         -------------

Net Income                                                               $     702,714         $   1,072,987
                                                                         =============         =============

Net Income allocated:
   General Partners                                                      $       1,449         $       7,346
   Limited Partners                                                            701,265             1,065,641
                                                                         -------------         -------------
                                                                         $     702,714         $   1,072,987
                                                                         =============         =============
Net Income per Limited Partner Unit
   (21,915 Units)                                                        $       32.00         $       48.63
                                                                         =============         =============



The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                 For the Years Ended December 31, 2004 and 2003




                                                                                   Net
                                              General          Limited          Unrealized
                                             Partners         Partners            Gains            Total
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2002              $    (772,935)    $   2,044,760   $          6,532   $   1,278,357
                                          -------------     -------------   ----------------   -------------

General Partner distribution (Note 5)           (17,931)                -                  -         (17,931)
                                          -------------     -------------   ----------------   -------------

Comprehensive Income (Loss):
   Change in net unrealized
       gains on marketable securities
       available for sale                             -                 -             (2,406)         (2,406)
   Net Income                                     7,346         1,065,641                  -       1,072,987
                                          -------------     -------------   ----------------   -------------
Comprehensive Income (Loss)                       7,346         1,065,641             (2,406)      1,070,581
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2003                   (783,520)        3,110,401              4,126       2,331,007
                                          -------------     -------------   ----------------   -------------

Comprehensive Income (Loss):
   Change in net unrealized
       gains on marketable securities
       available for sale                             -                 -             (4,126)         (4,126)
   Net Income                                     1,449           701,265                  -         702,714
                                          -------------     -------------   ----------------   -------------
Comprehensive Income (Loss)                       1,449           701,265             (4,126)        698,588
                                          -------------     -------------   ----------------   -------------

Balance at December 31, 2004              $    (782,071)    $   3,811,666   $              -   $   3,029,595
                                          =============     =============   ================   =============



The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003




                                                                                 2004                 2003
                                                                             -------------       -------------
Cash flows from operating activities:
   Net income                                                                $     702,714       $   1,072,987

   Adjustments to reconcile net income to net cash used for operating activities:
     Gain on sale of investments in Local Limited Partnerships                    (842,157)         (1,157,576)
     Other non-cash items                                                             (469)                735
     Increase (decrease) in cash arising from changes in
       operating assets and liabilities:
       Other assets                                                                    119               2,563
       Due to affiliate                                                                  -             (10,154)
       Accounts payable and accrued expenses                                        (1,350)              1,541
                                                                             -------------       -------------
Net cash used for operating activities                                            (141,143)            (89,904)
                                                                             -------------       -------------

Cash flows from investing activities:
   Proceeds from maturities of marketable securities                               150,000             150,000
   Proceeds received from sale of investments in Local Limited
     Partnerships                                                                  842,157           1,157,576
                                                                             -------------       -------------
Net cash provided by investing activities                                          992,157           1,307,576
                                                                             -------------       -------------

Cash flows from financing activities:
   General Partner distribution                                                          -             (17,931)
                                                                             -------------       -------------
Net cash used for financing activities                                                   -             (17,931)
                                                                             -------------       -------------

Net increase in cash and cash equivalents                                          851,014           1,199,741

Cash and cash equivalents, beginning                                             2,298,831           1,099,090
                                                                             -------------       -------------

Cash and cash equivalents, ending                                            $   3,149,845       $   2,298,831
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

BFTG Residential Properties, Inc. (the "Managing General Partner") is an affiliate of MMA Financial, LLC ("MMA"). Milk Street Housing Associates, L.P. (originally organized under the name Franklin Housing Associates), the other general partner, is a limited partnership of which the partners are employees or former employees of MMA. The initial limited partner is BFTG Property Ventures, Inc., an affiliate of MMA.

During 1981 and 1982, the Partnership sold limited partnership units producing gross offering proceeds of $21,910,000 and commenced its investment in Local Limited Partnerships. Such amounts exclude five unregistered units previously acquired for $1,000 each by the initial limited partner.

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

As defined in the Partnership Agreement, Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. At December 31, 2004, the Managing General Partner has designated approximately $1,002,000 of cash and cash equivalents as Reserves. Such Reserves may be increased or decreased as deemed appropriate from time to time by the Managing General Partner. Substantially all of these Reserves are invested for the purpose of providing revenue to the Partnership for ongoing operations and contingencies and to potentially aid in the disposition of interests in Local Limited Partnerships. The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

2.  Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term money market instruments with original maturities of ninety days or less.

Concentration of Credit Risk

The Partnership invests is cash primarily in money market funds with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. The Management believes it mitigates its credit risk by investing in major financial institutions.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

2. Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Partnership's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

2. Significant Accounting Policies (continued)

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Partnership.

Accounting Standard Update

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51, which address consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB issued FIN46R to make certain technical corrections and address implementation issues that had arisen. VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The Partnership adopted the provision of FIN 46R on December 31, 2004.

The Managing General Partner has determined that the Partnership holds variable interests in VIEs created prior to February 1, 2003 but that the Partnership is not the primary beneficiary, as defined by FIN46R, of the VIEs. Therefore, the Partnership is not required to consolidate the VIEs. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($0 at December 31, 2004).

3.   Marketable Securities

Proceeds from the maturities of marketable securities were $150,000 and $150,000 during the years ended December 31, 2004 and 2003.

4.   Investment in Local Limited Partnerships

The Partnership has limited partnership interests in three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the local general partners to purchase or sell the Partnerships interests in the Local Limited Partnerships at nominal prices. In the event that Local Limited Partnerships are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

 The following is a summary of investments in Local Limited Partnerships at December 31, 2004:



Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $  5,179,431

Cumulative equity in losses of Local Limited Partnerships (excluding
   cumulative unrecognized losses of $12,769,423)                                                     (5,146,416)

Cumulative cash distributions received from Local Limited Partnerships                                   (33,015)
                                                                                                    ------------

Investments in Local Limited Partnerships                                                           $          -
                                                                                                    ============


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

4. Investment in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Partnership has invested at December 31, 2004 and 2003 and for the years then ended is as follows:



Summarized Balance Sheets - as of December 31
                                                                                     2004                2003
                                                                                 -------------      --------------
Assets:
   Investment property, net                                                      $   6,456,094      $    9,901,013
   Other assets                                                                      1,780,637           2,329,213
                                                                                 -------------      --------------
     Total Assets                                                                $   8,236,731      $   12,230,226
                                                                                 =============      ==============

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                        $  16,643,083      $   20,016,883
   Other liabilities                                                                 6,281,182           6,921,374
                                                                                 -------------      --------------
     Total Liabilities                                                              22,924,265          26,938,257

Partnership's deficiency                                                           (12,951,567)        (12,746,793)
Other partners' deficiency                                                          (1,735,967)         (1,961,238)
                                                                                 -------------      --------------
     Total Partners' Deficiency                                                    (14,687,534)        (14,708,031)
                                                                                 -------------      --------------
     Total Liabilities and Partners' Deficiency                                  $   8,236,731      $   12,230,226
                                                                                 =============      ==============

Summarized Income Statements - for the year ended December 31
                                                                                     2004                2003
                                                                                 -------------      --------------

Rental and other income                                                          $   4,998,750      $    6,165,615
                                                                                 -------------      --------------

Expenses:
   Operating                                                                         3,519,743           4,300,898
   Interest                                                                          1,848,778           2,054,570
   Depreciation and amortization                                                       491,520             646,768
                                                                                 -------------      --------------
     Total Expenses                                                                  5,860,041           7,002,236
                                                                                 -------------      --------------

Net Loss                                                                         $    (861,291)     $     (836,621)
                                                                                 =============      ==============

Partnership's share of net loss                                                  $    (852,678)     $     (828,255)
                                                                                 =============      ==============
Other partners' share of net loss                                                $      (8,613)     $       (8,366)
                                                                                 =============      ==============



For the years ended December 31, 2004 and 2003, the Partnership has not recognized $852,678 and $888,622, respectively of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. The Partnership recognized $0 and $60,367 of previously unrecognized losses in the years ended December 31, 2004 and 2003, respectively.

In the years ended December 31, 2004 and 2003 the Partnership sold its interest in certain Local Limited Partnerships resulting in the recognition of net gains of $842,157 and $1,157,576, respectively.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Partnership's operating expenses. Included in general and administrative expenses for the years ended December 31, 2004 and 2003 is $58,923 and $63,183, respectively, that has been paid by the Partnership as reimbursement for salaries and benefits.

In accordance with the Partnership Agreement, MMA Financial, LLC currently receives a Management Fee equal to 10% of the Partnership's share of Cash Flow from Local Limited Partnerships. However, the fee is subject to certain limitations and adjustments under certain circumstances. The fee is non-cumulative and is payable only from available Partnership funds. No Asset Management Fees were expensed or accrued in the years ended December 31, 2004 and 2003.

The Partnership made a General Partner Distribution from Cash Available for Distribution of $17,931 in 2003.

6.    Federal Income Taxes

The following schedule reconciles the reported financial statement net income to the net income reported on Form 1065, U.S. Partnership Return of Income:


                                                                                      2004              2003
                                                                                  -------------    -------------

Net Income per financial statements                                               $     702,714    $   1,072,987

Equity in income of Local Limited Partnerships
   for tax purposes in excess of equity in
   losses for financial reporting purposes                                              840,721          860,202

Equity in losses of Local Limited Partnerships
   not recognized for financial reporting purposes                                     (852,678)        (828,255)

Gain on sale of investments in Local Limited
   Partnerships for tax purposes in excess of gain
   for financial reporting purposes                                                   3,411,554        1,659,162
                                                                                  -------------    -------------
Net Income per tax return                                                           $ 4,102,311      $ 2,764,096
                                                                                  -------------    -------------






The carrying value of the Partnership's investment in Local Limited Partnerships for financial reporting purposes was approximately $15,083,000 greater than the carrying value of such assets for tax purposes at December 31, 2004. The difference was a result of the fact that, the cumulative equity in losses from Local Limited Partnerships for tax purpose are approximately $15,083,000 greater than for financial reporting purposes, including approximately $12,769,000 of losses the Partnership has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment. The carrying value of all other assets and liabilities was the same for financial reporting and tax purposes.