Form 10QSB
period 2005-03-31
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2005-05-16
CIK 354626

May 16,  2005






Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended March 31, 2005

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

For the quarterly period ended March 31, 2005
                              ------------------------------------


                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period                     from                     to


                         Commission file number 0-10057

         Boston Financial Apartments Associates, L.P.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


                        Delaware                         04-2734133

         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)



   101 Arch Street, Boston, Massachusetts                 02110-1106
-----------------------------------------------    --------------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
                                                 ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements


         Balance Sheet (Unaudited) - March 31, 2005                                              1

         Statements of Operations (Unaudited) - For the Three
            Months Ended March 31, 2005 and 2004                                                 2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
            For the Three Months Ended March 31, 2005                                            3

         Statements of Cash Flows (Unaudited) - For the Three
            Months Ended March 31, 2005 and 2004                                                 4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   6

Item 3.  Controls and Procedures                                                                 9

PART II - OTHER INFORMATION

Items 1-6                                                                                       10

SIGNATURE                                                                                       11

CERTIFICATIONS                                                                                  12


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.












                                  BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                    $   3,225,325
Investment in Local Limited Partnerships (Note 1)                                                        -
Other assets                                                                                           273
                                                                                             -------------
   Total Assets                                                                              $   3,225,598
                                                                                             =============

Liabilities and Partners' Equity

Accounts payable and accrued expenses                                                        $     120,116
                                                                                             -------------
   Total liabilities                                                                               120,116

General and Limited Partners' Equity                                                             3,105,482
                                                                                             -------------
   Total Liabilities and Partners' Equity                                                    $   3,225,598
                                                                                             =============



The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)




                                                                                        2005             2004
                                                                                    ------------     -----------

Revenue:
   Investment                                                                       $     15,915     $     6,392

Expenses:

   General and administrative expenses (includes
     reimbursements to affiliate in the amounts of
     $7,206 and $20,902, respectively)                                                    15,391          27,677
                                                                                    ------------     -----------

Income (Loss) before equity in losses of Local Limited Partnerships                          524         (21,285)

Equity in losses of Local Limited Partnerships (Note 1)                                        -               -

Gain on sale of investments in Local Limited Partnerships (Note 1)                         75,363              -
                                                                                      -----------     ----------


Net Income (Loss)                                                                   $     75,887     $   (21,285)
                                                                                    ============     ============

Net Income (Loss) allocated:
   To General Partners                                                              $        780     $    (1,064)
   To Limited Partners                                                                    75,107         (20,221)
                                                                                    ------------     -----------

                                                                                    $     75,887     $   (21,285)
                                                                                    ============     ===========


Net Income (Loss) per Limited Partnership
   Unit (21,915 Units)                                                              $       3.43     $    (0.92)
                                                                                    ============     ==========




The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended March 31, 2005

                                   (Unaudited)






                                                  General               Limited
                                                  Partners              Partners                Total

Balance at December 31, 2004                        $ (782,071)     $       3,811,666     $      3,029,595

Net Income                                                 780                75,107                75,887
                                               ---------------       ---------------      ----------------


Balance at March 31, 2005                      $      (781,291)      $     3,886,773      $      3,105,482
                                               ===============       ===============      ================




The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2005 and 2004

                                   (Unaudited)





                                                                                2005               2004
                                                                          -------------        -------------

Net cash provided by (used for) operating activities                      $         117        $     (25,600)

Net cash provided by investing activities                                        75,363                    -
                                                                          -------------        -------------

Net increase (decrease) in cash and cash equivalents                             75,480              (25,600)

Cash and cash equivalents, beginning                                          3,149,845            2,298,831
                                                                          -------------        -------------

Cash and cash equivalents, ending                                         $   3,225,325        $   2,273,231
                                                                          =============        =============


The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-KSB for the year ended December 31, 2004. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

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

The following is a summary of investments in Local Limited Partnerships at March 31, 2005:

Capital contributions paid to Local Limited Partnershipsand and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                              $     5,179,431

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $12,982,372)                                      (5,146,416)

Cumulative cash distributions received from Local Limited Partnerships                               (33,015)
                                                                                             ---------------

Investments in Local Limited Partnerships                                                    $             -
                                                                                             ===============



The Partnership's share of net loss for the three months ended March 31, 2005 is $212,949. For the three months ended March 31, 2005, the Partnership has not recognized $212,949 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments. During the period March 31, 2005 the Partnership received additional proceeds from the sale of its interest in one Local Limited Partnership during the year ended December 2004, resulting in the recognition of a net gain of $75,363.

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

The Partnership has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Partnership may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Partnership's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE by the end of the first annual reporting period after December 15, 2004.

This Interpretation would require consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIE 's and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Accounting Standard Update (continued

Limited Partnerships that meet the definition of a VIE. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment, including amounts committed but not yet funded, in the VIEs ($0 at March 31, 2005).

Liquidity and Capital Resources


At March 31, 2005, the Partnership had cash and cash equivalents of $3,225,325 compared with $3,149,845 at December 31, 2004. The increase in cash and cash equivalents is primarily due to the additional proceeds received for the sale of Pheasant Ridge.


The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2005, approximately $1,002,000 of cash and cash equivalents has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $20,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Partnership's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Partnership's ongoing operations. Reserves may be used to fund Partnership operating deficits, if the Managing General Partner deems funding appropriate. If Reserves are not adequate to cover the Partnership's operations, the Partnership will seek other financing sources including, but not limited to, working with Local Limited Partneships to increase cash distributions.

Since the Partnership invests as a limited partner, the Partnership has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at March 31, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.


Results of Operations


The Partnership's results of operations for the three months ended March 31, 2005 resulted in a net income of $75,887, as compared to a net loss of $21,285 for the same period in 2004. The increase in net income primarily due to an increase in gain on sale of investments in Local Limited Partnerships, an increase in investment revenue, and a decrease in general and administrative expenses. The increase in the gain on sale of investments in Local Limited Partnerships is due to the gain on the sale of Pheasant Ridge Apartments.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. The average occupancy of the Properties was 89% at March 31, 2005.

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

Property Discussions

As previously reported, one of the Local Limited Partnerships previously owned by the Partnership was Pheasant Ridge. Pheasant Ridge consisted of 216 units originally built in 1976 located in Moline, Illinois. The Property was experiencing operating difficulties. Pheasant Ridge's advancing age required increased expenditures for maintenance and repairs in order to maintain its competitive position in the marketplace. Capital improvements allowed the Property to maintain its appearance but the increasing amounts required for maintenance and repair caused the Property to operate at a deficit. In addition, recent occupancy was consistently low and working capital levels were below appropriate levels. The Local General Partner funded deficits through a subordinated loan repayable only out of cash flow or proceeds from a sale or refinancing of the Property. In 2002, the Managing General Partner began working with the Local General Partner to sell the Property. In the spring of 2003, the Local General Partner agreed to a formal marketing process. Offers were received with the highest, $5,150,000, being accepted. On September 3, 2004, a sale of the Property was consummated. After debt and the distribution to the Local General Partner, the Partnership received net proceeds of approximately $842,000 in October 2004. The Partnership received additional proceeds of approximately $126,000 in March 2005, resulting in a net gain of approximately $75,000. This sale resulted in taxable income of approximately $4.254 million, or $194 per Unit in 2004 with additional taxable income of approximately $99,000, or $5 per unit projected for 2005.

As previously reported, one of the three remaining Local Limited Partnerships owned by the Partnership is Woods of Castleton, a 260-unit development located in Indianapolis, Indiana. Occupancy at Woods of Castleton has stabilized at approximately 90% in recent quarters. While rent concessions and the write off of bad debt decreased revenues through much of 2004, working capital levels and debt service coverage increased during the fourth quarter. The Partnership has a put option in place that it can exercise if the Property is determined to have no net cash value to the Partnership.

As previously reported, another of the remaining Local Limited Partnerships is Chelsea Village, a 246-unit development also located in Indianapolis, Indiana. After years of consistently strong operations, Chelsea experienced decreasing occupancy and revenues during the latter part of 2003. As a result, the Property had operating deficits in 2003 and 2004. The Property is current on its debt obligations. Occupancy and working capital levels improved slightly during 2004.

The final Property owned by the Partnership is Woodbridge Apartments of Bloomington II, a 140-unit Property located in Bloomington, Indiana. Woodbridge has enjoyed solid operations in the past. However, the Property's occupancy was dependent on Indiana University students from the nearby campus. Occupancy traditionally declines over the summer, but occupancy failed to recover in September 2004 due to decreased enrollment at the University. Occupancy decreased from 95% during the third quarter of 2003 to 75% during the third quarter of 2004. By December 2004, occupancy had increased to 83%. The Property continued to operate above breakeven and maintains healthy working capital. The Managing General Partner is working with the Local General Partner, who agreed in October 2004 to market the Property for sale.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2005.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 16, 2005


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