Form 10QSB
period 2005-06-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2005-08-15
CIK 354626

August 15, 2005




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended June 30, 2005
         File No. 0-10057


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

For the quarterly year ended    June 30, 2005
                               ---------------------------------------

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                  to
                                 --------------    --------------------------

                                      Commission file number         0-10057
                                                                ----------------

                           Boston Financial Apartments Associates, L.P.
-------------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

                Delaware                           04-2734133
--------------------------------------------      ----------------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

   101 Arch Street, Boston, Massachusetts         02110-1106
--------------------------------------------      ----------------------------
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code            (617) 439-3911
                                                          ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  X     No
                                                       ---      -

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - June 30, 2005                                               1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended June 30, 2005 and 2004                                                   2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
           For the Six Months Ended June 30, 2005                                                3

         Statements of Cash Flows (Unaudited) - For the Six
           Months Ended June 30, 2005 and 2004                                                   4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   6

Item 3.  Controls and Procedures                                                                10

PART II - OTHER INFORMATION

Items 1-6                                                                                       11

SIGNATURE                                                                                       12

CERTIFICATIONS                                                                                  13


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.






                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $     2,211,000
Investment securities (Note 1)                                                                          1,048,271
Investments in Local Limited Partnerships (Note 2)                                                              -
Other assets                                                                                               11,981
                                                                                                  ---------------
   Total Assets                                                                                   $     3,271,252
                                                                                                  ===============

Liabilities and Partners' Equity

Accounts payable and accrued expenses                                                             $       121,292
                                                                                                  ---------------
   Total Liabilities                                                                                      121,292

General, Initial and Investor Limited Partners' Equity                                                  3,149,960
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     3,271,252
                                                                                                  ===============





   The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)




                                                         Three Months Ended                         Six Months Ended
                                                    June 30,              June 30,            June 30,             June 30,
                                                      2005                  2004                2005                 2004
                                                ----------------      ----------------    ----------------    ----------------
Revenue
   Investment                                   $         23,818      $          6,351    $         39,733    $         12,743

Expenses:
   General and administrative
   (includes reimbursement to affiliate
   in the amounts of $13,403 and
   $34,446 for the six months ended
   June 30, 2005 and 2004,
   respectively)                                          16,465                25,070              31,856              52,747
                                                ----------------      ----------------    ----------------    ----------------

Income (Loss) before equity in losses of
   Local Limited Partnerships and gain on
   sale of investments in Local Limited
   Partnerships                                            7,353               (18,719)              7,877             (40,004)

Equity in losses of Local Limited
   Partneships (Note 2)                                        -                     -                   -                   -

Gain on sale of investments in Local
   Limited Partnerships (Note 2)                          37,125                     -             112,488                   -
                                                ----------------      ----------------    ----------------    ----------------

Net Income (Loss)                               $         44,478      $        (18,719)   $        120,365    $        (40,004)
                                                ================      ================    ================    ================

Net Income (Loss) allocated:
   General Partners                             $            739      $           (936)   $          1,519    $         (2,000)
   Limited Partners                                       43,739               (17,783)            118,846             (38,004)
                                                ----------------      ----------------    ----------------    ----------------
                                                $         44,478      $        (18,719)   $        120,365    $        (40,004)
                                                ================      ================    ================    ================

Net Income (Loss) Per Limited Partner

   Unit (21,915) Units                          $           2.00      $          (0.81)   $           5.42    $          (1.73)
                                                ================      ================    ================    ================



   The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                     For the Six Months Ended June 30, 2005
                                   (Unaudited)






                                                        General               Limited
                                                       Partners              Partners               Total

Balance at December 31, 2004                         $    (782,071)       $    3,811,666       $    3,029,595

Net Income                                                   1,519               118,846              120,365
                                                     -------------        --------------       --------------

Balance at June 30, 2005                             $    (780,552)       $    3,930,512       $    3,149,960
                                                     =============        ==============       ==============




   The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)





                                                                                 2005              2004
                                                                             -------------    --------------

Net cash used for operating activities                                       $      (3,062)   $      (45,266)

Net cash used for investing activities                                            (935,783)                -
                                                                             -------------    --------------

Net decrease in cash and cash equivalents                                         (938,845)          (45,266)

Cash and cash equivalents, beginning                                             3,149,845         2,298,831
                                                                             -------------    --------------

Cash and cash equivalents, ending                                            $   2,211,000    $    2,253,565
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

1.   Investment Securities

The Partnership's investment securites may be classified as "Available for Sale" or "Held to Maturity". Those classified as "Available for Sale" are carried at fair value (as reported by the brokerage firms at which they are held), with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity. Those classified as "Held to Maturity," with maturity dates ranging from 2006 to 2007, are reported at amortized cost. For securities held-to-maturity, the fair value at June 30, 2005 is approximately $1,047,000. There were no sales of investment securities during the quarter ended June 30, 2005.

2.   Investments in Local Limited Partnerships

The Partnership has limited partnership interests in three Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes. The Partnership's ownership interest in each Local Limited Partnership is 99%. The Partnership may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Partnership's interests in the Local Limited Partnerships at nominal prices. In the event that Local Limited Partnerships are sold to a third party, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2005:



Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $     5,179,431

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $13,104,101)                                                                   (5,146,416)

Cumulative cash distributions received from Local Limited Partnerships                                      (33,015)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $             -
                                                                                                    ===============



The Partnership's share of net loss for the six months ended June 30, 2005 is $334,678. For the six months ended June 30, 2005, the Partnership has not recognized $334,678 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments.

During the six months ended June 30, 2005, the Partnership received additional proceeds from the sale of its interest in one Local Limited Partnership which took place during the year ended December 31, 2004, resulting in recognition of a net gain of $112,488.

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

Critical Accounting Policies

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

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Partnership to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Partnership was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE.

This Interpretation would require consolidation by the Partnership of the Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnerships were VIE 's and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Critical Accounting Policies (continued)

Limited Partnerships that meet the definition of a VIE. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment, in the VIEs ($0 at June 30, 2005).

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of $2,211,000 compared with $3,149,845 at December 31, 2004. The decrease in cash and cash equivalents is primarily due to the purchase of investment securities, somewhat offset by the additional proceeds received for the sale of Pheasant Ridge.

The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2005, approximately $1,002,000 of cash and cash equivalents has been designated as Reserves.

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

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at June 30, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended June 30, 2005 resulted in a net income of $44,478, as compared to a net loss of $18,719 for the same period in 2004. The increase in net income is primarily due to a gain on sale of investment in Local Limited Partnerships during 2005, an increase in investment revenue and a decrease in general and administrative expenses. The gain on sale of investments in Local Limited Partneships is due to proceeds related to the sale of Pheasant Ridge Apartments in 2004 being received in 2005. Investment revenue increased due to the Partnership investing in more lucrative securities. The decrease in general and administrative expenses is primarily due to the changes in the affiliates allocation of administrative expenses.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Partnership's results of operations for the six months ended June 30, 2005 resulted in net income of $120,365, as compared to a net loss of $40,004 for the same period in 2004. The increase in net income is primarily due to a gain on sale of investments in Local Limited Partnerships, an increase in investment revenue and a decrease in general and administrative expenses. The gain on sale of investments in Local Limited Partnerships is due to proceeds related to the sale of Pheasant Ridge Apartments in 2004 being received in 2005. Investment revenue increased due to the Partnership investing in more lucrative securities. The decrease in general and administrative expenses is primarily due to the changes in the affiliates allocation of administrative expenses.

Equity in losses of Local Limited Partnerships was zero due to cumulative losses and cumulative distributions in excess of the investments in the Local Limited Partnerships. Please refer to the section entitled `Property Discussions' section for more information on the Property operations.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. The average occupancy of the Properties was 86% at June 30, 2005.

The Managing General Partner is actively seeking to dispose of the Partnership's three remaining Local Limited Partnership interests and anticipates doing so by December 31, 2005. However, there can be no guarantee that these efforts will succeed by the end of 2005. Upon the sale of the last remaining Local Limited Partnership interest and other assets of the Partnership, the operations of the Partnership will terminate, and the Partnership will be dissolved and its affairs wound up, in accordance with the terms of the Partnership Agreement. Investors will continue to be Limited Partners, receiving K-1s, quarterly and annual reports, until the Partnership is dissolved.

Property Discussion

As previously reported, one of the Local Limited Partnerships previously owned by the Partnership, Pheasant Ridge, was sold in October 2004. The Partnership received additional net proceeds of approximately $112,000 in 2005. This sale originally resulted in taxable income of approximately $4.254 million, or $194 per Unit, in 2004 with additional taxable income of approximately $126,000, or $6 per Unit, projected for 2005.

As previously reported, one of the three remaining Local Limited Partnerships owned by the Partnership is The Woods of Castleton, a 260-unit development located in Indianapolis, Indiana. Occupancy at The Woods of Castleton decreased from approximately 90% in recent quarters to 86% at June 30, 2005. While rent concessions and the write off of bad debt decreased revenues through much of 2004, working capital levels and debt service coverage have improved significantly over the past year. Subject to lender approval, the Managing General Partner anticipates a put option between the Partnership and the Local General Partner will be exercised and the Local Limited Partnership interest will be transferred by December 31, 2005.

As previously reported, another of the remaining Local Limited Partnerships is Chelsea Village, a 246-unit development also located in Indianapolis, Indiana. After years of consistently strong operations, Chelsea Village experienced decreasing occupancy and revenues during the latter part of 2003. As a result the Property had operating deficits in 2003 and 2004 but achieved above breakeven results at June 30, 2005 due to a reduction in maintenance expenses. The Property is current on its debt obligations. Occupancy decreased to 92% at June 30, 2005 and working capital levels remain stable after improving slightly during 2004. The Managing General Partner is currently working with the Local General Partner to dispose of the Property prior to December 31, 2005.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



Property Discussion (continued)

The final Property owned by the Partnership is Woodbridge of Bloomington II, a 140-unit Property located in Bloomington, Indiana. Woodbridge has enjoyed solid operations in the past. However, occupancy decreased to 79% at June 30, 2005. The Property's occupancy is highly dependent on Indiana University students from the nearby campus and continues to be negatively impacted by decreased enrollment at the University. The Property continued to operate above breakeven and maintains healthy working capital. The Managing General Partner is working with the Local General Partner, who agreed in October 2004 to market the Property for sale. It is anticipated that disposition of this Property will occur prior to December 31, 2005.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.


                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Partnership's evaluation as of the end of the period covered by this report, the Partnership's officer has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2005.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 15, 2005


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