Form 10QSB
period 2005-09-30
BOSTON FINANCIAL APARTMENTS ASSOCIATES LP
filed 2005-11-15
CIK 354626

November 14, 2005




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:      Boston Financial Apartments Associates, L.P.
         Report on Form 10-QSB for Quarter Ended September 30, 2005 File No. 0-10057


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

For the quarterly year ended         September 30, 2005
                               ------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from              to
                                 ---------        -----------------------------

                                      Commission file number         0-10057
                                                                ----------------

            Boston Financial Apartments Associates, L.P.
-------------------------------------------------------------------------------
                         (Exact name of registrant as specified in its charter)

                Delaware                                04-2734133
--------------------------------------------       ------------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)


   101 Arch Street, Boston, Massachusetts               02110-1106
--------------------------------------------      --------------------------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code        (617) 439-3911
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
                                                   Yes  X     No
                                                       ---      -

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.
                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                 Page No.
------------------------------                                                                 --------

Item 1. Financial Statements

         Balance Sheet (Unaudited) - September 30, 2005                                          1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended September 30, 2005 and 2004                                              2

         Statement of Changes in Partners' Equity (Deficiency) (Unaudited) -
           For the Nine Months Ended September 30, 2005                                          3

         Statements of Cash Flows (Unaudited) - For the Nine
           Months Ended September 30, 2005 and 2004                                              4

         Notes to the Financial Statements (Unaudited)                                           5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   6

PART II - OTHER INFORMATION

Items 1-6                                                                                       10

SIGNATURE                                                                                       11

CERTIFICATIONS                                                                                  12


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.



                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $     1,534,704
Investment securities, at fair value (Note 1)                                                           1,734,687
Investments in Local Limited Partnerships (Note 2)                                                              -
Due from affiliate                                                                                             49
Other assets                                                                                               12,391
                                                                                                  ---------------
   Total Assets                                                                                   $     3,281,831
                                                                                                  ===============

Liabilities and Partners' Equity

Accounts payable and accrued expenses                                                             $       113,831
                                                                                                  ---------------
   Total Liabilities                                                                                      113,831

General, Initial and Investor Limited Partners' Equity                                                  3,175,284
Net unrealized loss on investment securities                                                               (7,284)
                                                                                                  ---------------
   Total Partners' Equity                                                                               3,168,000
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     3,281,831
                                                                                                  ===============



   The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)




                                                         Three Months Ended                         Nine Months Ended
                                                  September 30,         September 30,       September 30,        September 30,
                                                      2005                  2004                2005                 2004
                                                ----------------      ----------------    ----------------    ------------------
Revenue:
   Investment                                   $         32,124      $          8,174    $         71,857    $         20,917

Expenses:
   General and administrative
   (includes reimbursement to affiliate
   in the amounts of $19,323 and
   $47,700 for the nine months ended
    September 30, 2005 and 2004,
   respectively)                                           8,940               102,144              40,796             154,891
                                                ----------------      ----------------    ----------------    ----------------

Income (Loss) before equity in losses of
   Local Limited Partnerships and gain on
   sale of investment in Local Limited
   Partnership                                            23,184               (93,970)             31,061            (133,974)

Equity in losses of Local Limited
   Partnerships (Note 2)                                       -                     -                   -                   -

Gain on sale of investment in Local
   Limited Partnership (Note 2)                            2,140               842,157             114,628             842,157
                                                ----------------      ----------------    ----------------    ----------------

Net Income                                      $         25,324      $        748,187    $        145,689    $        708,183
                                                ================      ================    ================    ================

Net Income allocated:
   General Partners                             $          1,180      $          3,723    $          2,699    $          1,723
   Limited Partners                                       24,144               744,464             142,990             706,460
                                                ----------------      ----------------    ----------------    ----------------
                                                $         25,324      $        748,187    $        145,689    $        708,183
                                                ================      ================    ================    ================

Net Income Per Limited Partner

   Unit (21,915) Units                          $           1.10      $          33.97    $           6.52    $          32.24
                                                ================      ================    ================    ================




   The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                  For the Nine Months Ended September 30, 2005
                                   (Unaudited)




                                                                                                Net
                                                        General          Limited              Unrealized
                                                       Partners         Partners               Losses           Total

Balance of December 31, 2004                        $     (782,071)  $  3,811,666            $        -       $    3,029,595
                                                    --------------   ------------            ----------      --------------


Comprehensive Income (Loss):
  Change in net unrealized
     losses on investment
     securities available for sale                               -              -              (7,284)             (7,284)
  Net Income                                                 2,699        142,990                   -             145,689
                                                    --------------   ------------      --------------      --------------
Comprehensive Income (Loss)                                  2,699        142,990              (7,284)            138,405
                                                    --------------   ------------      --------------      --------------

Balance at September 30, 2005                       $     (779,372)  $  3,954,656      $       (7,284)     $    3,168,000
                                                    ==============   ============      ==============      ==============

   The accompanying notes are an integral part of these financial statements.


                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)





                                                                                 2005              2004
                                                                             -------------    --------------

Net cash provided by (used for) operating activities                         $      12,202    $     (139,035)

Net cash used for investing activities                                          (1,627,343)                -
                                                                             -------------    --------------

Net decrease in cash and cash equivalents                                       (1,615,141)         (139,035)

Cash and cash equivalents, beginning                                             3,149,845         2,298,831
                                                                             -------------    --------------

Cash and cash equivalents, ending                                            $   1,534,704    $    2,159,796
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

1.   Investment Securities

The Partnership's investment securities are classified as "Available for Sale" and are carried at fair value as reported by the brokerage firms at which they are held, with unrealized gains or losses excluded from earnings and reported as a separate component of partners' equity.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2005:



Capital contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $     5,179,431

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $13,309,978)                                                                   (5,146,416)

Cumulative cash distributions received from Local Limited Partnerships                                      (33,015)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $             -
                                                                                                    ===============



The Partnership's share of net loss for the nine months ended September 30, 2005 is $540,555. For the nine months ended September 30, 2005, the Partnership has not recognized $540,555 of equity in losses relating to certain Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investments.

During the nine months ended September 30, 2005, the Partnership received additional proceeds from the sale of its interest in one Local Limited Partnership which took place during the year ended December 31, 2004, resulting in recognition of a net gain of $114,628.

The Partnership has no equity investees that represent more than twenty percent of the Partnership's assets, equity or net losses.

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

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Partnership does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Partnership's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Partnership, that distribution is recorded as income on the books of the Partnership and is presented as "Other Revenue" in the accompanying financial statements.

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

Limited Partnerships that meet the definition of a VIE. The Partnership is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment, in the VIEs ($0 at September 30, 2005).

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of $1,534,704 compared with $3,149,845 at December 31, 2004. The decrease in cash and cash equivalents is primarily due to the purchase of investment securities, partially offset by the additional proceeds received for the sale of Pheasant Ridge.

The Managing General Partner initially designated $1,022,000 of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Partnership and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2005, approximately $1,002,000 of cash and cash equivalents has been designated as Reserves.

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

Since the Partnership has invested as a limited partner, it has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, at September 30, 2005, the Partnership had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for.

Cash Distributions

No cash distributions were made during the nine months ended September 30, 2005.

Results of Operations

Three Month Period

The Partnership's results of operations for the three months ended September 30, 2005 resulted in a net income of $25,324, as compared to a net income of $748,187 for the same period in 2004. The decrease in net income is primarily due to a larger gain on sale of investment in Local Limited Partnerships during 2004, partially offset by an increase in investment revenue and a decrease in general and administrative expenses. The decrease in gain on sale of investment in Local Limited Partnership is due to a decrease in proceeds related to the sale of Pheasant Ridge Apartments in 2004. Investment revenue increased due to the Partnership investing in more lucrative securities. The decrease in general and administrative expenses is primarily due to changes in the affiliate's allocation of administrative expenses.

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

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

The Partnership's results of operations for the nine months ended September 30, 2005 resulted in net income of $145,689, as compared to a net income of $708,183 for the same period in 2004. The decrease in net income is primarily due to a larger gain on sale of investments in Local Limited Partnerships in 2004, partially offset by an increase in investment revenue and a decrease in general and administrative expenses. The decrease in gain on sale of investment in Local Limited Partnership is due to a decrease in proceeds related to the sale of Pheasant Ridge Apartments in 2004. Investment revenue increased due to the Partnership investing in more lucrative securities. The decrease in general and administrative expenses is primarily due to changes in the affiliate's allocation of administrative expenses.

Equity in losses of Local Limited Partnerships was zero due to cumulative losses and cumulative distributions in excess of the investments in the Local Limited Partnerships. Please refer to the section entitled `Property Discussions' section for more information on the Property operations.

Portfolio Update

The Partnership's investment portfolio consists of limited partnership interests in three Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. The average occupancy of the Properties was 84% at September 30, 2005.

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

Property Discussion

As previously reported, one of the Local Limited Partnerships previously owned by the Partnership, Pheasant Ridge, was sold in October 2004. The Partnership received additional net proceeds of approximately $115,000 in 2005. This sale originally resulted in taxable income of approximately $4.254 million, or $194 per Unit, in 2004 with additional taxable income of approximately $163,000, or $7 per Unit, projected for 2005.

As previously reported, one of the three remaining Local Limited Partnerships owned by the Partnership is The Woods of Castleton, a 260-unit development located in Indianapolis, Indiana. Occupancy at the Property decreased from approximately 90% in recent quarters to 86% at September 30, 2005. While rent concessions and the write off of bad debt decreased revenues through much of 2004, working capital levels and debt service coverage have improved significantly over the past year. A put option between the Partnership and the Local General Partner was exercised, and the Local Limited Partnership interest was transferred October 31, 2005, resulting in taxable income currently projected to be approximately $5,935,000, or $271 per Unit. The Managing General Partner does not expect the transfer of the Local Limited Partnership interest to generate a cash distribution to the Partnership.

As previously reported, another of the remaining Local Limited Partnerships is Chelsea Village, a 246-unit development also located in Indianapolis, Indiana. After years of consistently strong operations, the Property experienced decreasing occupancy and revenues during the latter part of 2003. As a result, the Property had operating deficits in 2003 and 2004 but achieved above breakeven results by September 30, 2005 due to a reduction in maintenance expenses. The Property is current on its debt obligations. Occupancy decreased to 92% at September 30, 2005, and working capital levels remain stable after improving slightly during 2004. The

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)



Property Discussion (continued)

Partnership disposed of its interest in the Local Limited Partnership on October 31, 2005. This transaction resulted in a cash distribution of $2,478,520 or approximately $114 per Unit. This disposal would result in taxable income currently projected to be approximately $8,296,000, or $379 per Unit.

The final Property owned by the Partnership is Woodbridge, a 140-unit development located in Bloomington, Indiana. Woodbridge has enjoyed solid operations in the past. However, occupancy decreased to 79% at September 30, 2005. The Property's occupancy is highly dependent on Indiana University students from the nearby campus and continues to be negatively impacted by decreased enrollment at the University. The Property continued to operate above breakeven and maintains healthy working capital. The Managing General Partner is working with the Local General Partner, who agreed in October 2004 to market the Property for sale. The Managing General Partner anticipates disposition of this Property will occur prior to December 31, 2005, resulting in a cash distribution of approximately $2,000,000, or $91 per Unit. The disposal would result in taxable income currently projected to be approximately $4,201,000, or approximately $192 per Unit.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2005.

                  BOSTON FINANCIAL APARTMENTS ASSOCIATES, L.P.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2005


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